Form 10-K
period 1993-12-31
NEW YORK TELEPHONE CO
filed 1994-03-28
CIK 71689

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

(Mark one)
( X )            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1993

                                     OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to

                        Commission file number 1-3435


                         NEW YORK TELEPHONE COMPANY

     A New York                                  I.R.S. Employer
     Corporation                           Identification No. 13-5275510

           1095 Avenue of the Americas, New York, New York  10036

                       Telephone Number (212) 395-2121


Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
        Title of each class                        which registered
         See attached                           New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:            None.


    THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF NYNEX CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes ..X... No ......

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]*

*Not applicable

                    DOCUMENTS INCORPORATED BY REFERENCE:

                                    None.

                                                           Attachment

Title of each class

REFUNDING MORTGAGE BONDS:
$ 55,000,000     3 3/8% Refunding Mortgage Bonds Series I
                 Due April 1, 1996
$ 60,000,000     4 5/8% Refunding Mortgage Bonds Series L
                 Due October 1, 1997
$ 60,000,000     4 5/8% Refunding Mortgage Bonds Series M
                 Due January 1, 2002
$ 70,000,000     4 1/4% Refunding Mortgage Bonds Series N
                 Due January 1, 2000
$130,000,000     4 5/8% Refunding Mortgage Bonds Series O
                 Due January 1, 2004
$100,000,000     4 7/8% Refunding Mortgage Bonds Series P
                 Due January 1, 2006
$ 75,000,000     6%  Refunding Mortgage Bonds Series Q
                 Due September 1, 2007
$150,000,000     7 1/2% Refunding Mortgage Bonds Series R
                 Due March 1, 2009
$200,000,000     7 3/4%  Refunding Mortgage Bonds Series T
                 Due December 15, 2006
$200,000,000     7 3/8% Refunding Mortgage Bonds Series V
                 Due December 15, 2011

DEBENTURES:
$200,000,000     Principal Amount of 40 Year 7 7/8% Debentures,
                 Due June 15, 2017
$150,000,000     Principal Amount of 21 Year 8 5/8% Debentures,
                 Due November 15, 2010
$200,000,000     Principal Amount of 40 Year 9 3/8% Debentures,
                 Due July 15, 2031
$100,000,000     Principal Amount of 30 Year 7 5/8% Debentures,
                 Due Feb. 1, 2023
$200,000,000     Principal Amount of 12 Year 6 1/2% Debentures,
                 Due March 1, 2005
$100,000,000     Principal Amount of 20 Year 7% Debentures,
                 Due May  1, 2013
$100,000,000     Principal Amount of 20 Year 7% Debentures,
                 Due June 15, 2013
$250,000,000     Principal Amount of 32 Year 7% Debentures,
                 Due August 15, 2025
$250,000,000     Principal Amount of 30 Year 6.70% Debentures,
                 Due November 1, 2023
$200,000,000     Principal Amount of 40 Year 7% Debentures,
                 Due December 1, 2033
$450,000,000     Principal Amount of 30 Year 7 1/4% Debentures,
                 Due February 15, 2024

NOTES:

$100,000,000     Principal Amount of 5 Year 5 1/4% Notes,
                 Due September 1, 1998
$200,000,000     Principal Amount of 10 Year 5 7/8% Notes,
                 Due September 1, 2003
$150,000,000     Principal Amount of 10 Year 5 5/8% Notes,
                 Due November 1, 2003
$150,000,000     Principal Amount of 10 Year 6 1/4% Notes,
                 Due February 15, 2004

                              TABLE OF CONTENTS
                                    PART I
Item                                                                   Page
 1.  Business (Abbreviated Pursuant to General Instruction J(2)).......  4
 2.  Properties ....................................................... 14
 3.  Legal Proceedings ................................................ 14
 4.  Submission of Matters to a Vote of Security Holders
     (Omitted pursuant to General Instruction J(2))
                                   PART II
 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters  (Inapplicable)
 6.  Selected Financial Data .......................................... 17
 7. Management's Discussion and Analysis of Results of Operations (Management's Narrative Analysis of Results of Operations is
      provided pursuant to General Instruction J(2)) .................. 18
 8.  Consolidated Financial Statements and Supplementary Data:
        Report of Management .......................................... 24
        Report of Independent Accountants ............................. 26
        Statements:
          Consolidated Statements of Income and Retained
            Earnings for each of the Three Years in the Period
            Ended December 31, 1993.................................... 27
          Consolidated Balance Sheets as of December 31, 1993
            and 1992................................................... 28
          Consolidated Statements of Cash Flows for each of the Three
            Years in the Period Ended December 31, 1993 ............... 30
          Notes to Consolidated Financial Statements .................. 31
        Supplementary Information:
          Quarterly Financial Information (Unaudited) ................. 44
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure ............................................. 44
                                   PART III
                (Omitted pursuant to General Instruction J(2))
10.  Directors and Executive Officers of the Registrant
11.  Executive Compensation
12.  Security Ownership of Certain Beneficial Owners and Management
13.  Certain Relationships and Related Transactions
                                   PART IV
14.  Exhibits, Consolidated Financial Statement Schedules and
     Reports on Form 8-K .............................................. 45

                                   PART I

Item 1.  BUSINESS

General

    New York Telephone Company (the "Company"), which was incorporated in 1896 under the laws of the State of New York, has its principal executive offices at 1095 Avenue of the Americas, New York, New
York 10036 (telephone number 212-395-2121) and is engaged primarily in providing telecommunications services in a large portion of New York State and a small portion of Connecticut (Greenwich and Byram only). The Company is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX").

    Empire City Subway Company (Limited) ("Empire"), a wholly-owned subsidiary of the Company, is primarily in the business of leasing underground conduit in Manhattan and the Bronx, primarily to companies in the telecommunications business. Approximately 94% of Empire's 1993 revenues were derived from the Company.

Telecommunications Services

    The Company is engaged primarily in providing two types of telecommunications services, exchange telecommunications and exchange access, in New York State and a small portion of Connecticut.

    Exchange telecommunications service is the transmission of telecommunications among customers located within geographical areas (local access and transport areas or "LATAs"). These LATAs are generally centered on a city or other identifiable community of interest and, subject to certain exceptions, each LATA marks an area within which a former Bell System local exchange company ("LEC") operating within such territory may provide telecommunications services (See "Operations Under the Modification of Final Judgment" below). Exchange telecommunications service may include long distance service as well as local service within LATAs. Examples of exchange telecommunications services include switched local residential and business services, long distance service, private line voice and data services, Wide Area Telecommunications Service ("WATS") and Centrex services.

    Exchange access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers.
Examples of exchange access services include switched access and special access services.

    Certain billing and collection services are performed by the Company for other carriers, primarily American Telephone and Telegraph Company
("AT&T"), and certain information providers that elect to subscribe to these services rather than perform such services themselves. Effective January 1, 1987, such billing and collection services were detariffed on an interstate basis and are offered to interexchange carriers under contract. In addition, many components of intrastate billing and collection services have been detariffed pursuant to orders of the New York State Public Service Commission ("NYSPSC"). The NYSPSC has determined that other components of intrastate billing and collection services shall remain under tariff. In 1993, approximately 1% of operating revenues were derived from billing and collection services. The Company is currently providing billing and collection services to AT&T pursuant to a six-year contract signed in 1990, extending the Company's role as an AT&T long distance billing and collection agent. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions performed by the Company. The contract expires on December 31, 1995.

    There are six LATAs that comprise the area served by the Company and they are referred to as follows: the New York City Metropolitan Area (which includes Westchester, Rockland, Putnam, Nassau and Suffolk Counties in
New York and Greenwich and Byram in Connecticut), Poughkeepsie,
Albany-Glens Falls, Syracuse-Utica, Buffalo and
Binghamton-Elmira. Although the Company is generally prohibited by the Modification of Final Judgment from providing interLATA service, it is permitted to and does provide interLATA service in certain areas, including service between New York City and northern New Jersey (see "Operations Under the Modification of Final Judgment" below).

    The following table sets forth for the Company the approximate number of network access lines in service at the end of each year:
                                             In Thousands
                                1993    1992     1991     1990    1989
Network Access Lines
in Service . . . . .           10,224   9,978    9,807    9,723   9,438

     Sizeable areas and many localities within New York State are served by nonaffiliated telephone companies that had approximately 1,157,000 network access lines in service in those territories on December 31, 1993. The Company does not furnish local service in the areas and localities served by such companies. Rochester, Jamestown, Middletown, Webster and Henrietta, New York are the only cities with a population of more than 25,000 within New York State that are served by such nonaffiliated companies.

     For the year ending December 31, 1993, approximately 94% of the total operating revenues of the Company were derived from telecommunications services. In 1993, one customer, AT&T, accounted for approximately 19% of such revenues, primarily in network access and other revenues. The remaining approximate 6% of total operating revenues was from other sources, primarily inside wire related charges and licensing fees for telephone directories.

    Telesector Resources Group, Inc

    Telesector Resources Group, Inc. ("Telesector Resources") is a wholly-owned subsidiary of the Company and New England Telephone and Telegraph Company ("New England Telephone"), also a wholly-owned subsidiary of NYNEX. In 1990, NYNEX Materiel Enterprises Company was transferred from NYNEX to the Company and to New England Telephone (collectively, the "Telephone Companies") and then merged into another jointly owned subsidiary, NYNEX Service Company, which was renamed Telesector Resources. The Company has a 66 2/3% ownership in Telesector Resources and shares voting rights equally with the other owner, New England Telephone.

    The Telephone Companies have consolidated all or part of many regional service and support functions into Telesector Resources. Regional service functions are interstate access services, operator services, public communications, sales, market area services, corporate services, information services, labor relations, engineering/construction and business planning. Support functions are quality and process re-engineering, marketing, technology and planning, public relations, legal and human resources. In addition, Telesector
Resources provides various procurement, procurement support and materials management services to the Telephone Companies, on a nonexclusive basis. These services include product evaluation, contracting, purchasing, materials management and disposition, warehousing, transportation, and equipment repair management. Under a reciprocal services agreement, the Company provides certain administrative and other services for Telesector Resources.

    Each of the seven regional holding companies ("RHCs") formed in connection with the AT&T divestiture owns an equal interest in Bell Communications Research, Inc. ("Bellcore") (see "Operations Under the Modification of Final Judgment" below). Bellcore furnishes to the LECs, including the Company, and certain of their subsidiaries, technical and support services (that include research and development) relating to exchange telecommunications and exchange access services that can be provided more efficiently on a centralized basis. Bellcore serves as a central point of contact for coordinating the efforts of NYNEX and the other RHCs in meeting the national security and emergency preparedness requirements of the federal government.

Certain Affiliated Business Operations

    NYNEX Information Resources Company

    The Company has an agreement with NYNEX Information Resources Company ("Information Resources"), a wholly-owned subsidiary of NYNEX, pursuant to which Information Resources pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. On April 8, 1986, the NYSPSC issued an order which disapproved the directory publishing agreement between the Company and Information Resources. The Company appealed this order and on October 25, 1988, the New York State Court of Appeals ruled that the
NYSPSC had the authority to disapprove the directory publishing agreement.

    The Company subsequently submitted a proposal to the NYSPSC for compliance with its decision. Beginning in January 1991, Information Resources has made payments to the Company under an arrangement that in effect remits to the Company its earnings related to publishing directories in New York in excess of a regulated return. On April 1, 1992, the NYSPSC instituted a proceeding to investigate the directory publishing operations of the Company and its NYNEX affiliates. On December 9, 1993, an Administrative Law Judge of the NYSPSC issued a Recommended Decision urging that the Company's proposal not be accepted and that the Company, instead, assume the directory publishing function itself and/or negotiate a modified agreement with Information
Resources. On January 27, 1994, the parties to the proceeding submitted their final briefs to the NYSPSC, which will review the Administrative Law Judge's recommendation and issue a final order.

Business Restructuring

    In the fourth quarter of 1993, the Company recorded charges of approximately $992 million for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes resulting in a strategy to redesign them to improve efficiency and customer service, to implement work force reductions, and to produce cost savings necessary for the Company to operate in an increasingly competitive environment.

Capital Expenditures

    The Company meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. Capital expenditures (excluding the equity component of allowance for funds used during construction and additions under capital leases) for 1989 through 1993 are set forth below:
                                In Millions

                         1993. . . . . . . . $1,342
                         1992. . . . . . . . $1,221
                         1991. . . . . . . . $1,354
                         1990. . . . . . . . $1,251
                         1989. . . . . . . . $1,211

Operations Under the Modification of Final Judgment

    The operations of NYNEX and its subsidiaries in all industry segments are subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"). The MFJ arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T. On August 24, 1982, the United States District Court for the
District of Columbia (the "MFJ Court") approved the MFJ as in the public interest. On February 28, 1983, the United States Supreme Court affirmed the MFJ Court's action. Pursuant to the MFJ, AT&T divested its 22 wholly-owned LECs, including the Telephone Companies, distributed them to the RHCs, and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

    As initially approved, the MFJ restricted the RHCs, including NYNEX and its subsidiaries, including the Company, to the provision of exchange telecommunications service, exchange access and information access services, the provision (but not manufacture) of customer premises equipment ("CPE") and the publishing of printed directory advertising. Although some restrictions placed on RHC operations have been removed or modified since entry of the MFJ, the RHCs are still required to seek MFJ Court approval in order to provide interLATA telecommunications services, to manufacture or provide telecommunications products and to manufacture CPE. Also, the Company is still required to offer to all interexchange carriers and information service providers exchange access and information access, at certain locations, which are equal in quality, type and price to that provided to AT&T and its affiliates ("Equal Access"). Included in capital expenditures for the period 1989 through 1993 are costs in connection with the requirement to provide Equal Access (see "Capital Expenditures" above).

    MFJ Court approval to engage in any of the prohibited activities is normally predicated upon a showing to the MFJ Court that there is no substantial possibility that an RHC could use its monopoly power to impede competition in the market it seeks to enter. The MFJ Court has established procedures for dealing with requests by an RHC to enter new businesses. Such requests must first be submitted to the DOJ for its review. After
DOJ review, the RHC seeks approval directly from the MFJ Court. The MFJ Court will consider the recommendation of the DOJ in deciding whether a specific request should be granted.

    On July 25, 1991, the MFJ Court lifted the MFJ restriction on the provision of the content of information services by the RHCs and LECs, including NYNEX and the Telephone Companies. On May 28, 1993, the United States Court of Appeals for the District of Columbia affirmed that decision. The Court of Appeals decision allows the RHCs and LECs, including NYNEX and the Telephone Companies, to create and own the content of the information they transmit over the telephone lines and to provide data processing services to customers. On November 15, 1993, the United States Supreme Court declined to review the Court of Appeals decision.

Regulated Services

    Intrastate communications services offered by the Company are under the jurisdiction of state public utility commissions (see "State Regulatory Matters" below). Interstate communications services offered by the Company are regulated by the Federal Communications Commission ("FCC")
(see "Federal Regulatory Matters" below). In addition, state and federal regulators review various transactions between the Company and the other subsidiaries of NYNEX.

State Regulatory Matters

    Set forth below is a description of certain intrastate regulatory proceedings with respect to changes in rates and revenues.1/

    New York

    As an outgrowth of the Company's 1990 general rate case (the "1990 rate case"), in November 1990, the NYSPSC commenced a proceeding to review the financial effects on ratepayers of the transactions in the years 1984 through 1990 between the Company and other NYNEX affiliates. The
NYSPSC selected an independent consulting firm to perform an audit of such transactions. The consultant commenced the audit in November 1991 and is expected to complete the audit and submit a report detailing its findings and recommendations in 1994. The NYSPSC may hold hearings on the consultant's audit report.

    On July 13, 1993, the NYSPSC issued an Opinion and Order, subject to comments and a final decision, which would require the Company to provide IntraLATA Presubscription ("ILP") within 18 months of a bona fide request from a carrier. ILP would give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls. Currently, absent special dialing arrangements, such calls are carried by the Company. The NYSPSC is considering various options for the recovery by the Company of out-of-pocket costs and lost revenues resulting from ILP. At its February 2, 1994 Public Session, the NYSPSC suggested that certain issues relating to ILP would be made the subject of negotiations and a "collaborative effort" between the parties to the incentive regulatory proceeding.

    The Company's tariffs to provide for switched interconnection by competitors, as required by the NYSPSC in May 1992, became effective on January 1, 1993. The Company had previously filed tariffs to permit private line collocation arrangements, whereby competitors place their transmission equipment in the Company's central offices.

    See also discussion of State Regulatory Matters in Part II, Management's Discussion and Analysis of Results of Operations, which is incorporated herein by reference.








1/ The term "rates" is synonymous with prices. When changes in rates are referred to in the aggregate, the reference is to the aggregate effect of individual price changes multiplied by the volumes of services, assuming no change in volume as a result of the price changes. The term "revenues", on the other hand, refers to the aggregate effect of prices multiplied by volumes of service, with effect given to the change in volume as a result of any price changes.

Federal Regulatory Matters

    Interstate Access Charges

    Interstate access charges are tariff charges filed with the FCC that compensate LECs, including the Company, for services that allow carriers and other customers to originate and terminate interstate telecommunications traffic on the LECs' local distribution networks. Such charges recover the LECs' access-related costs allocated to the interstate jurisdiction ("Interstate Costs") under the FCC's jurisdictional cost allocation rules.

    With respect to the provision of access to the switched network, separate charges are applied to end users ("End User Common Line Charges") and to interexchange carriers ("switched access"). End User Common Line
Charges recover, through a fixed charge, a portion of the Interstate
Costs of the line connecting an end user's premises with the LEC's central office. The LECs recover their remaining Interstate Costs through mileage and usage sensitive charges to the interexchange carriers.

    Special access refers to the provision of nonswitched access for private line services. Between January 1, 1984 and April 1985, the Company charged AT&T for special access pursuant to contracts and charged other interexchange carriers pursuant to pre-existing tariffs. In
November 1984, pursuant to permission granted by the FCC, the Company increased by approximately 20 percent the special access rates to the other interexchange carriers. In April 1985, special access tariffs applicable to all interexchange carriers, including AT&T, became effective. Upon review, the United States Court of Appeals for the District of Columbia Circuit found that the rate increases permitted prior to June 3, 1985 were instituted without the requisite period of notice and, therefore, remanded the case to the FCC for a determination of the appropriate refunds. On July 12, 1993, the FCC issued an order requiring the Company to calculate refunds for certain interexchange carriers. Pursuant to that order, which is subject to a pending petition for reconsideration by one of the interexchange carriers, the Company provided a refund totalling approximately $14,000 on November 29, 1993.

    Effective January 1, 1991, the FCC adopted a new system for regulating the interstate rates of the LECs, including the Company, and established so called "price caps" that set maximum limits on the prices the Company can charge. The limits will be adjusted each year to reflect inflation, a productivity factor and certain other cost changes.

    Price cap regulation does not guarantee that any LEC will earn its authorized rate of return. If the Company's earnings in any year fall below 10.25%, the Company is permitted to increase its rates in the following year to reflect the difference between its earnings and what earnings would have been at a 10.25% rate of return. On November 1, 1990, the Company filed tariffs to comply with the FCC's new price cap rate regulation policy. Effective January 1, 1991, the FCC lowered the interstate access authorized rate of return from 12% to 11.25%. The tariffs, which became effective on January 1, 1991, were based upon the authorized rate of return on overall investment of 11.25%.

    Under the FCC price cap regulations, each LEC may earn a rate of return above the authorized rate of return, up to 12.25%, which equates to a return on equity of slightly over 15.0% for the Company. Above that level, earnings are divided equally between the LEC and customers, until they reach an effective cap on interstate return on equity of approximately 18.7%. Also, if the Company chooses to set its tariffs in any one year based on a more stringent (4.3% as opposed to 3.3%) productivity standard, the Company may earn in that year a rate of return on overall investment of up to 13.25% before earnings are shared with customers, which equates to a correspondingly higher return on equity.

    On April 2, 1991, the Company filed its first annual access tariff revisions under the new price cap rules. These revisions incorporated a 3.3% productivity factor, as well as inflation factor adjustments and other cost changes. The revised tariffs became effective on July 1, 1991 and reduced annual interstate access rates approximately $10 million.

    In addition, on January 13, 1992, the FCC permitted the Telephone Companies to implement the first step of a transition plan to unify their interstate access rates. The Telephone Companies implemented the second step transition rates on July 1, 1992 and the third and final step on November 24, 1992.

    On July 1, 1992, the Company implemented the second annual update to the price cap rates. These tariff changes, which included the second step transition rates, resulted in a reduction in the Company's annual interstate access rates of approximately $80 million during the tariff period from July 1, 1992 to July 1, 1993.

    On July 2, 1993, the Company implemented the third annual update to the price cap rates. These tariffs will result in a net reduction in the Company's annual interstate access rates of approximately $55 million during the tariff period from July 2, 1993 to June 30, 1994.

    While the unified rate structure is designed to have no impact on the Telephone Companies' aggregate interstate revenues, the Company experienced an interstate rate decrease and New England Telephone experienced an offsetting interstate rate increase. In order to avoid sudden changes in each of the Telephone Company's earnings, the Telephone Companies implemented a transition plan to phase-in the earnings effect of the unified rate structure on each Telephone Company.

    With unification of interstate rates, the Telephone Companies report one unified interstate rate of return to the FCC, which will be the basis for determining any possible refund obligations due to overearnings as well as any need to increase interstate rates due to underearnings under the price cap plan. Previously, each individual Telephone Company's rate of return was used for such purposes.

    Other Federal Matters

    On January 27, 1993, NYNEX, together with two other RHCs, requested that the FCC initiate an immediate investigation of the competitive impact on the public interest of the proposed acquisition by AT&T of a 33 percent interest in McCaw Cellular Communications Inc. ("McCaw"), and in particular, on the FCC's policies governing competition in wireless services. The petition urged that the FCC require AT&T and McCaw to disclose fully the terms of their agreement so that the FCC can determine whether control of McCaw is passing to AT&T and whether the proposed transaction is in the public interest. The FCC requested and received comments from interested parties. Subsequently, after AT&T announced its intent to acquire all of McCaw immediately, the FCC commenced a proceeding to examine the proposed transaction. NYNEX and a number of other parties filed petitions in that proceeding on November 1, 1993. NYNEX asked that the FCC impose conditions on any approval of the transaction it might grant, in order to preserve and promote competition in the cellular marketplace. This matter is still pending.

    In September 1992, the FCC adopted rules requiring certain LECs, including the Company, to offer physical collocation to interexchange carriers for the provision of special access services under terms and conditions similar to the intrastate collocation arrangement already in existence in New York. The
Company filed Special Access Expanded Interconnection tariffs on February 16, 1993. The FCC issued an order on September 2, 1993 requiring certain LECs, including the Company, to file Switched Transport Expanded Interconnection tariffs. The Company filed its tariff on November 18, 1993. Although the FCC rejected requests by the LECs to impose contribution charges, the FCC granted the LECs additional pricing flexibility to be effective after expanded interconnection arrangements become available.

    In August 1992, the FCC determined that the LECs may provide video dialtone service, a common carrier platform for transporting and switching video programming from programmers to subscribers, and that neither the LEC providing video dialtone nor its programmer-customers require a local cable franchise. On October 30, 1992, the Company asked the FCC for permission to conduct a trial of video dialtone service in New York City. On June 29, 1993, the FCC granted that request. The trial commenced in January of 1994.

    The Company filed tariffs for its Open Network Architecture ("ONA") services with the FCC on November 1, 1991. The Company requested a waiver of the filing requirement for nine enhanced telecommunications services. On January 1, 1992, the FCC issued orders allowing the tariffs to take effect on February 2, 1992, subject to an investigation of the costs and rates, and granting the requested waivers as to seven services. On December 15, 1993, the FCC issued an order requiring certain revisions in the Company's ONA tariffs. The required revisions became effective March 12, 1994.

    On December 5, 1993, the Telephone Companies filed a petition with the FCC for a waiver to implement the Universal Service Preservation Plan ("USPP") in order to compete more effectively with alternative providers of local telephone service. The USPP would reduce the Switched Access rate for multiline business users in zones of high traffic density by approximately 40 percent, and would shift most of the revenues lost from this rate reduction to flat, per-line charges applicable to all access lines. Overall annual access revenues of the Telephone Companies would be reduced by $25 million.

    See also discussion of Federal Regulatory Matters in Part II,
Management's Discussion and Analysis of Results of Operations, which is incorporated herein by reference.

    The outcome of all refund matters, including those described above under "Regulated Services", as well as the time frame within which each will be resolved, is not presently determinable. As of December 31, 1993, the aggregate amount of revenues that was estimated to be subject to possible refund from all regulatory proceedings was approximately
$164.7 million, plus related interest.



Competition

    Advances in technology, as well as regulatory and court decisions, have expanded the types of communications products and services available in the market, as well as the number of alternatives to the telecommunications services provided by the Company.
Various business alliances and other undertakings were announced in the telecommunications industry in 1993 that indicate an intensifying level of competition. A number of alternative service providers operate in New York, and a substantial number of large telecommunications users have constructed their own telecommunications networks. Moreover, the Company has tariffs approved by the NYSPSC to provide for expanded interconnection arrangements to competitors offering private line services. These arrangements allow those competitors to place their transmission equipment in the Company's central offices, and are known as collocation. Furthermore, the Company has filed tariffs with the NYSPSC to expand further the available collocation arrangements. The Company also faces increasing competition in Centrex services, long distance, WATS, billing and collection services, pay telephones and various other services.

    The ultimate impact of competition on the provision of telecommunications services and equipment will depend, to a considerable degree, on future government policy on telecommunications. The Congress is considering proposals regarding various restrictions imposed on the RHCs, including cable television restrictions and MFJ restrictions (see "Operations Under the Modification of Final Judgment" above). The Company cannot predict whether these proposals will be adopted, or the effect of competition on future revenues, expenses, rates of return, profit or growth.

Employee Relations

    The Company and its subsidiary had approximately 40,500 employees at December 31, 1993. Approximately 33,200 employees are represented by unions. Of those so represented, approximately 97% are represented by the Communications Workers of America ("CWA") and approximately 3% by the International Brotherhood of Electrical Workers ("IBEW"), both of which are affiliated with the AFL-CIO.

    In August 1993, pursuant to labor agreements that were to expire in August 1995, employees represented by the CWA and IBEW at the Company and its subsidiary received wage increases of up to 4.25%. In August 1994, these employees will receive an additional wage increase of up to 4.0%. There may also be a cost-of-living adjustment in August 1994.

    The Company, the CWA and Local 2213 of the IBEW in New York have reached a tentative agreement on a new contract extending the existing contract to August 1998. The tentative agreement is subject to the completion of local bargaining and ratification by the union membership.

Item 2.  PROPERTIES

    The properties of the Company do not lend themselves to simple description by character and location of principal units.

    At December 31, 1993, the gross book value of telephone plant was $19.7 billion, consisting principally of telephone plant and equipment (87%). Other classifications include: land, land improvements and buildings (9%); furniture and other equipment
(1%); and plant under construction and other (3%).

    Substantially all of the Company's central office equipment is located in buildings owned by the Company and situated on land that it owns. Many administrative offices, garages and business offices are in rented quarters.

    Included in the Company's 1993 restructuring associated with re-engineering the way service is delivered to customers (see
"Business Restructuring" above), the Company intends to consolidate work centers by the end of 1996 to build larger work teams in fewer locations.

    Substantially all of the Company's assets are subject to lien under the Company's Refunding Mortgage indenture. At December 31, 1993, the principal amount of Refunding Mortgage bonds outstanding was $1.1 billion.

Item 3.  LEGAL PROCEEDINGS

Contingent Liabilities Agreement

    The Plan of Reorganization, which was approved by the MFJ Court in August 1983 in connection with the AT&T divestiture, provides for the recognition and payment of liabilities that are attributable to predivestiture events (including transactions to implement divestiture), but that do not become certain until after divestiture. These contingent liabilities relate principally to predivestiture litigation and other claims against AT&T, its affiliates and the LECs with respect to the environment, rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws).

    With respect to such liabilities, AT&T and the LECs will share the costs of any judgment or other determination of liability entered by a court or administrative agency against any of them, whether or not a given entity is a party to the proceeding and regardless of whether an entity is dismissed from the proceeding by virtue of settlement or otherwise.
Other costs to be shared would include the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. With certain exceptions, responsibility for such contingent liabilities will generally be divided among AT&T and the LECs on the basis of their relative net investment as of the effective date of divestiture. Under this general rule of allocation, the Company pays approximately 7.4% of any judgment or determination of liability.

Antitrust Actions

    On May 25, 1990, Discon Incorporated filed an action in the United States District Court for the Western District of New York alleging, among other things, violations of the Racketeer Influenced and Corrupt

Organizations Act ("RICO") and the federal antitrust laws. The defendants include NYNEX, the Company, NYNEX Materiel Enterprises Company and others. Plaintiff's allegations relate to, among other things, the removal of equipment from the Company's central offices. On June 25, 1992, the District Court dismissed the original complaint in this case. Discon then filed an amended complaint. A motion to dismiss is pending before the District Court.

    On October 29, 1990, North American Industries Inc. filed a third party complaint against the Company alleging, among other things, violations of the federal antitrust laws relating to the provision of facilities for pay telephone services. The case is pending in the United States District Court for the Southern District of New York. In 1992, three similar suits were filed in the same court.

Other Litigation

    In an October 1, 1990 decision in the Fifth Stage of the Company's 1984 general rate case, the NYSPSC confirmed the Company's right to retain
$152 million in cost savings. In September 1991, two suits were filed in the New York State Supreme Court, challenging the NYSPSC's decision. In anticipation of such challenges, the Company also filed suit in September 1991, asserting that the retention of the revenues was required by the terms of the Moratorium Extension. The NYSPSC's motion to dismiss the Company's suit was granted in May 1992. The Company appealed and on November 10, 1993, the Appellate Division of the New York Supreme Court issued an order affirming the NYSPSC's October 1, 1990 order.

    On January 25, 1990, Wegoland Ltd. and Howard Weiner filed an action in the United States District Court for the Southern District of New York on behalf of the telephone ratepayers of the Telephone Companies alleging violations of the RICO and various state laws. A substantially identical case was filed by Donna Roazen on March 12, 1990. The defendants in these cases are NYNEX, certain of its subsidiaries, including the Company, and certain present and former officers of those companies. Plaintiffs allege that the Telephone Companies have been charged inflated prices in transactions with their affiliates and that those prices are unlawfully reflected in the Telephone Companies' regulated rates. On November 13, 1992, the District Court granted defendants' motions to dismiss these actions with prejudice.
Plaintiffs' appeal is pending before the United States Court of Appeals for the Second Circuit.

    On April 24, 1990, Scott J. Rafferty filed a lawsuit against the Company and others. The lawsuit, filed in the United States District Court for the Southern District of New York, alleged violations of the RICO and state common law relating to, among other things, the termination of Mr. Rafferty's employment with Telco Research Corporation, then a subsidiary of NYNEX Information Solutions Group, Inc. On July 16, 1991, the Court issued an order dismissing some of the plaintiff's claims and staying the remainder pending dismissal. On November 12, 1993, the Court dismissed the remainder of Mr. Rafferty's claims and issued a final judgment in favor of the defendants.

    Fifty-four actions, of which approximately 15 remain, were brought in New York State Supreme Court, New York County, against the Company, Empire and others arising out of a power failure in a predominantly commercial section of New York City in August 1983. The actions are predicated on broad and general claims of negligence in excavating and/or installing underground equipment. Several of these cases involve multiple plaintiffs.



    While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.

                                   PART II

Item 6.  SELECTED FINANCIAL DATA

Dollars in Millions                 1993      1992       1991       1990      1989

   Operating revenues . . . . .   $ 7,847   $ 7,746    $ 7,697    $ 7,486   $ 7,448

   Operating expenses . . . . .   $ 7,505   $ 6,259    $ 6,651    $ 6,151   $ 6,510

   Interest expense . . . . . .   $   349   $   363    $   375    $   357   $   374

   Earnings before cumulative
     effect of change in
     accounting principle . . .   $    82   $   856    $   536    $   738   $   497

   Cumulative effect of change
     in accounting for
     postemployment benefits,
     net of taxes . . . . . . .   $   (89)  $    -     $    -     $   -     $   -

   Net income (loss). . . . . .   $    (8)  $   856    $   536    $   738   $   497

   Telephone plant - net. . . .   $12,116   $12,134    $12,232    $12,126   $12,123

   Total assets . . . . . . . .   $15,435   $15,603    $15,864    $15,329   $15,287

   Long-term debt . . . . . . .   $ 3,972   $ 3,984    $ 3,956    $ 4,059   $ 4,133

   Share owner's equity . . . .   $ 5,185   $ 5,916    $ 5,659    $ 5,727   $ 5,511

   Capital expenditures*. . . .   $ 1,342   $ 1,221    $ 1,354    $ 1,251   $ 1,211

   Return to equity . . . . . .   (0.13)%    14.66%      9.17%     12.99%     8.62%

   Ratio of earnings
     to fixed charges + . . . .    1.04       3.98       2.68       3.52      2.45

   Network access lines
     in service (in thousands)     10,224    9,978      9,807       9,723    9,438

The results for 1993 reflect the effects of pretax charges of $992 million ($645 million after-tax) for business restructuring, primarily related to efforts to redesign operations and incremental costs associated with work force reductions (see Management's Discussion and Analysis of Results of Operations).
 The results for 1991 reflect the effects of pretax charges of $317 million ($209 million after-tax) for operational restructuring related to force reduction programs. The 1989 results reflect the effects of pretax charges of $296 million ($195 million after-tax) primarily relating to operational restructuring, asset write-downs, a work stoppage, benefit plan changes, and regulatory items.

* Excludes additions under capital lease obligations and the equity component of allowance for funds used during construction.

+ For the purpose of this ratio: (i) earnings have been calculated by adding Interest expense and the estimated interest portion of rentals to Earnings before Income taxes and cumulative effect of change in accounting principle; and (ii) fixed charges are comprised of Interest expense and the estimated interest portion of rentals.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

BUSINESS RESTRUCTURING

The 1993 results include pretax charges of approximately $992 million ($645 million after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to implement work force reductions, and to produce cost savings necessary for New York Telephone Company (the "Company") to operate in an increasingly competitive environment. The charges taken in 1993 were not related to the restructuring charges recorded in 1991.

Approximately $557 million of the charges ($362 million after-tax) is for severance and postretirement medical costs for employees leaving the Company through 1996; approximately $287 million is for employee severance payments, and $270 million is the medical curtailment loss recognized as a result of the planned decrease in the work force. The Company expects to reduce its work force by approximately 9,000 employees by the end of 1996, consisting of 1,500 management employees and 7,500 employees covered under existing union
agreements.   A pension enhancement to the NYNEX management pension
plan was announced in February 1994 in order to accomplish a portion of the management work force reduction. Any additional costs related to the pension enhancement will be recorded as employees choose to leave under the plan through 1996.

Approximately $208 million of the charges ($135 million after-tax) consists of costs associated with re-engineering the way service is delivered to customers, including operating the Company and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "Telephone Companies") as a single enterprise under the "NYNEX" brand. The Telephone Companies will decentralize the provision of residence and business customer service throughout the region, create regional businesses to focus on unique markets, and centralize numerous operations and support functions. Included in this amount are: (1) $22 million of systems re-engineering costs for redesign of systems, processes and procedures to realize operational efficiencies and enable the Company to reduce work force levels; (2) $92 million primarily for consolidation of work centers by the end of 1996, lease terminations, and other incremental costs required to build larger work teams in fewer locations in order to take advantage of lower force levels and system efficiencies; (3) $28 million to develop and market a single
"NYNEX" brand identity associated with the restructured business operations; and (4) $25 million for employee relocations as a result of work center consolidations; (5) $39 million for training employees on newly designed cross functional job positions and re-engineered systems; and (6) $2 million in incremental costs to implement the various re-engineering initiatives.

Approximately $227 million of the restructuring charges ($148 million after-tax) was allocated to the Company from Telesector Resources
Group, Inc. ("Telesector Resources"), primarily related to its force reduction and re-engineering programs; approximately $43 million is for severance payments, $31 million is the medical curtailment loss recognized as a result of the planned decrease in its work force, and $153 million consists of costs associated with re-engineering the way service is delivered to customers.

COLLECTIVE BARGAINING AGREEMENTS

In October 1991, the Communications Workers of America and the International Brotherhood of Electrical Workers ratified agreements with the Company to extend until August 5, 1995 the collective bargaining agreements that were to have expired on August 8, 1992.

STATE REGULATORY MATTERS

The New York State Public Service Commission ("NYSPSC") authorized a $250 million increase in the Company's rates, effective January 1, 1991, of which $47.5 million annually remains subject to refund pending resolution of certain affiliate transactions issues.

In September 1992, the NYSPSC issued an order in the Second and Third Stages (the "Second and Third Stages") of the 1990 general rate case that approximately $27 million of revenues attributable to the reduction in ad valorem taxes on central office equipment (see OPERATING REVENUES and OPERATING EXPENSES below) would be retained to reduce the balance of regulatory assets on the Company's books, and the remaining revenues
($15 million in 1992 and $62 million in 1993) would offset rate increases that would otherwise have been required to offset revenue decreases in long distance, carrier access and other revenues. In October 1992, the Company filed a response to the NYSPSC's order in which it updated the Regulatory Asset Recovery Plan. In the updated plan, the Company outlined how certain regulatory assets currently accounted for as deferred charges could be recovered over six years, starting in 1993, by utilizing ad valorem tax savings and other revenues currently being provided in rates. On January 28, 1994, the NYSPSC approved the Company's Regulatory Asset Recovery Plan.

On February 4, 1993, the NYSPSC issued an order with respect to the Second and Third Stages, permitting the Company to retain 1993 earnings above a return on equity of 11.7% and up to 12.7% if it met specified service-quality criteria, with earnings above 12.7% return on equity to be held for the ratepayers' benefit. On February 25, 1994, the NYSPSC preliminarily concluded that there would be no financial penalty based on the Company's 1993 service-quality results.

In July 1992, the NYSPSC initiated a proceeding to investigate performance-based incentive regulatory plans for the Company for 1994 and beyond. The NYSPSC noted that incentive regulatory agreements provide incentives to increase efficiency and provide greater consumer benefits by permitting the Company to keep some of its performance gains, i.e., earn a higher rate of return than authorized under traditional rate of return regulation, and by penalizing unsatisfactory performance. In the first phase of the proceeding, the NYSPSC issued Orders on December 24, 1993 and January 28, 1994 for a reduction in the Company's rates of $170 million annually, effective January 1, 1994. An additional $153.3 million of current revenues is to be made available "for the ultimate benefit of customers and the Company's competitive position through earnings incentives for short-term service improvements and a longer term plan for performance-based earning incentives and network improvements."
 That incentive regulatory plan will be pursued in a second phase of the proceeding during 1994. The Orders required the Company to record a $75 million charge in 1993, representing a reversal of a portion of a regulatory asset related to deferred pension costs that the Company expected to recover through the regulatory process and recorded under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (see
OPERATING EXPENSES below).

The NYSPSC did not make a final finding on return on equity for 1994. Subject to the Company's achieving net productivity gains, according to the Orders, the Company would have an opportunity to earn above a 10.8% return on equity, with equal sharing with ratepayers of any earnings above a 12% return on equity.

FEDERAL REGULATORY MATTERS

Effective January 1, 1991, the Federal Communications Commission ("FCC") adopted incentive regulation in the form of price caps with respect to interstate services provided by the Company. Price caps focus on local exchange carriers' ("LECs") prices rather than costs and set maximum limits on prices LECs can charge for their services. These limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. Under FCC price cap regulation, the Company may earn a return on equity of up to approximately 15%. Above that level, earnings are subject to equal sharing with ratepayers until they reach an effective cap on interstate return on equity of approximately 18.7%.

In 1992, the Telephone Companies implemented a three-step transition plan to unify their interstate access rates, with tariffs that became effective in January, July, and November 1992. These tariffs, including the effect of the Company's annual price cap tariff filings, resulted in a decrease in the Company's interstate access revenues of approximately $10 million during the tariff period ending June 30, 1992, a decrease of approximately $80 million during the tariff period ending July 1, 1993 and will result in a decrease of approximately $55 million during the tariff period ending June 30, 1994. The Telephone Companies implemented a phase-in payment plan in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure. A substantial portion of the decrease in the Company's access revenues during those tariff periods was offset by the payment plan, which provided for transition payments from New England Telephone in the amounts of $18 million in 1992 and $55 million in 1993.

In September 1992, the FCC adopted rules requiring certain LECs, including the Company, to offer physical collocation to interexchange carriers for the provision of special access services under terms and conditions similar to the intrastate collocation arrangement already in existence in New York. The Company filed Special Access Expanded Interconnection tariffs on February 16, 1993. The FCC issued an order on September 2, 1993, requiring certain LECs, including the Company, to file Switched Transport Expanded Interconnection tariffs. The Company filed its tariff on November 18, 1993. Although the FCC rejected requests by the LECs to impose contribution charges, the FCC granted the LECs additional pricing flexibility to be effective after expanded interconnection arrangements become available.

OPERATING REVENUES

Operating revenues for the year ended December 31, 1993 increased
$100.6 million, or 1.3%, over the same period last year. This increase in total operating revenues is comprised of the following:
                                            Increase (Decrease)
                                           (Dollars in Millions)

        Local service. . . . . . . . . . .          $ 77.0
        Long distance. . . . . . . . . . .            45.4
        Network access . . . . . . . . . .           (39.9)
        Other. . . . . . . . . . . . . . .            18.1
                                                    $100.6

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The increase in Local service revenues was primarily due to a $127 million increase attributable to increased demand as evidenced by growth in access lines, growth in sales of advanced calling features such as call waiting, remote call forwarding and touch-tone services, higher usage associated with the severe winter storms and the World Trade Center bombing in 1993
(see OPERATING EXPENSES below) and increased rates to cover higher gross receipts taxes. These increases were partially offset by a $55 million rate reduction and a $5 million reduction in revenues associated with the reversal of a 1990 deferral of private line revenues.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The increase in Long distance revenues was primarily due to $55 million of revenues attributable to regulatory accounting adjustments relating to intraLATA toll calling in upstate New York (see OPERATING EXPENSES below). This increase was partially offset by a $17 million decrease primarily due to decreased demand for toll private line services, as a result of increased competition and customer shifts to lower priced
Company services.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Switched access revenues are charges to telecommunications carriers for access to the Company's local exchange facilities. Switched access revenues decreased a net $25 million due principally to a reduction in rates, including the effect of the unification of interstate access rates (see OTHER INCOME - NET below) and a decrease in interstate rates to reflect lower gross receipts taxes, and to the phase-out of the equal access cost recovery charge. These decreases were partially offset by increased usage. Special access revenues are charges for dedicated lines that connect terminal locations of interexchange carriers and end users. Special access revenues decreased $15 million primarily due to a reduction in interstate rates, increased competition and customer shifts to lower priced Company services.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The increase in Other revenues was due principally to a $24 million reversal of previously recorded reductions in revenues in connection with the phase-out of ad valorem taxes on central office equipment (see STATE REGULATORY MATTERS above) and to a $22 million imputed reduction of these revenues in 1992.
In addition, wire installation revenues increased $9 million and late payment charges increased $6 million due to an increase in rates.
These increases were partially offset by a $26 million decrease in billing and collection revenues primarily attributable to a contract provision with American Telephone and Telegraph Company ("AT&T"), a
$10 million reduction associated with the reversal of a 1992 deferral of revenues for concession service and a $10 million reduction due to the 1992 imputation of these revenues.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 1993 increased
$1.2 billion, or 19.9%, over the same period last year. This increase in total operating expenses is comprised of the following:
                                             Increase (Decrease)
                                            (Dollars in Millions)

         Depreciation and amortization......        $   27.8
         Taxes other than income taxes......           (51.4)
         All other:
           Business Restructuring charges
             recorded in 1993...............           991.8
           Employee related.................           165.8
           Other............................           111.9
                                                    $1,245.9

Depreciation and amortization increased principally due to a $51 million increase attributable to an increase in plant investment. This increase was partially offset by a $15 million decrease due to the interstate amortization of the reserve deficiency, which was completed in 1992.

Taxes other than income taxes decreased from the same period last year due principally to a $22 million decrease in property taxes resulting from lower assessments of property value in 1993, and a $29 million decrease in ad valorem taxes, primarily attributable to the phase-out of the tax on central office equipment (see STATE REGULATORY MATTERS above).

Business restructuring charges recorded in the fourth quarter of 1993 consisted of costs related to consolidation of work locations, re-engineering, and incremental costs associated with work force reductions (see BUSINESS RESTRUCTURING above).

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Benefit expenses increased $154 million primarily due to higher costs of providing medical coverage for active and retired employees, a $75 million increase due to the reversal of deferred pension costs ordered by the NYSPSC (see STATE REGULATORY
MATTERS above) and an $18 million increase due to an accrual for a supplemental executive retirement plan. Wages and payroll taxes increased $12 million principally due to increases in salary and wage rates, including a 4.25% wage increase for nonmanagement employees pursuant to the 1991 collective bargaining agreements, additional labor costs due to severe winter storms and the bombing of New York City's
World Trade Center in 1993, and initiatives to improve service quality, partially offset by decreases resulting from a reduction in the Company's work force due to force reduction plans and transfers to Telesector Resources (see Other operating expenses below). In 1993, the Company reduced its management force by approximately 900 employees.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase in other operating expenses was due principally to a $64 million increase in intrastate access expense due to regulatory accounting adjustments relating to intraLATA toll calling in upstate New York (see OPERATING REVENUES above), a net $19 million increase in contracted and centralized services, which includes a $17 million increase attributable to increased training costs resulting from the transfer of the training function previously performed by the Company to Telesector Resources (see Employee related costs above), a $16 million increase in right-to-use fees due to increased purchases of software to enhance existing equipment, a $9 million increase primarily attributable to the reversal of deferred inside wire expense recorded in 1991 and 1992 and a $9 million increase due to the Company's contractual share of a predivestiture AT&T liability. Partially offsetting these increases was a $19 million decrease in bad debt expense recognized pursuant to provisions of the billing and collection contract with AT&T.

OTHER INCOME - NET

Other income - net for the year ended December 31, 1993 decreased
$54.4 million from the same period last year. This decrease was due principally to $64 million of interstate expense related to the refinancing of long-term debt and $20 million of interest received in 1992 as a result of the settlement of an Internal Revenue Service 1987 summary assessment. These decreases were offset by a $37 million increase in payments received from New England Telephone pursuant to the transition plan to phase-in the earnings impact of the unified tariff access rate structure (see FEDERAL REGULATORY MATTERS above).

INTEREST EXPENSE

Interest expense for the year ended December 31, 1993 decreased $14.3 million from the same period last year. This decrease was due primarily to a decrease in the average level of external debt, and lower average interest rates resulting from long-term debt refinancings during 1993.

INCOME TAXES

Income taxes for the year ended December 31, 1993 decreased $410.6 million from the same period last year, principally due to a decrease in taxable income. This decrease was partially offset by an increase in tax expense associated with the enactment of the Revenue Reconciliation Act of 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. The Company deferred the intrastate portion of the effect of the tax rate increase.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 112, "EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS"

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement
No. 112"), in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement
No. 112 changed the Company's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $137.4 million
($89.3 million after-tax). In subsequent years, the effect of Statement No. 112 is not expected to result in periodic expense materially different from the expense recognized under the prior method.

FINANCING

In 1993, the Company took advantage of favorable interest rates and refinanced a substantial amount of long-term debt. During 1993, the Company issued $1.2 billion of Debentures and $450 million of Notes and used $1.55 billion of the proceeds from these issuances and short-term borrowings from NYNEX to redeem $2.15 billion of Debentures and Refunding Mortgage Bonds.

On June 21, 1993, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the issuance of up to $1.2 billion in unsecured debt securities. On October 15, 1993, the Company filed a registration statement with the SEC for the issuance of up to $800 million in unsecured debt securities, which became effective on October 22, 1993. At December 31, 1993, the Company had $850 million of unissued, unsecured debt securities registered with the SEC.

On February 28, 1994, the Company issued $450 million of its Thirty Year 7 1/4% Debentures, due February 15, 2024, and $150 million of its Ten Year 6 1/4% Notes, due February 15, 2004. The net proceeds were used to repay short-term advances from NYNEX. This reduces the remaining unissued, unsecured debt securities registered with the SEC to $250 million.


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS

Report of Management

Management of New York Telephone Company and its subsidiary (the "Company") has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and, in Management's opinion, are fairly presented. The consolidated financial statements include amounts that are based on Management's best estimates and judgments.
 Management also prepared the other information in this report and is responsible for its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements have been audited by Coopers & Lybrand, independent accountants, whose appointment was approved by the Company's Board of Directors. Management has made available to Coopers & Lybrand all of the Company's financial records and related data, as well as the minutes of the shareowner's and directors' meetings. Furthermore, Management believes that all representations made to Coopers & Lybrand during its audit were valid and appropriate.

Management of the Company has established and maintains an internal control structure that is designed to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of the internal control structure should not exceed the benefits to be derived. The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process. Management monitors the internal control structure for compliance, considers recommendations for improvement from both the internal auditors and Coopers & Lybrand and updates such policies and procedures as necessary. Monitoring includes an internal auditing function to independently assess the effectiveness of the internal controls and recommend possible improvements thereto. Management believes that the internal control structure of the Company is adequate to accomplish the objectives discussed herein.

The Audit Committee of the Board of Directors, which is comprised of directors who are not employees, meets periodically with Management, the internal auditors and Coopers & Lybrand to review the manner in which they are performing their responsibilities and to discuss matters relating to auditing, internal controls and financial reporting. Both the internal auditors and Coopers & Lybrand periodically meet privately with the Audit Committee and have access to the Audit Committee at any time.

Management also recognizes its responsibility for conducting Company activities under the highest standards of personal and corporate conduct. This responsibility is accomplished by fostering a strong ethical climate as characterized in the NYNEX Code of Business Conduct of the Company, which is publicized throughout the Company. The Code of Conduct addresses, among other things, standards of personal conduct, potential conflicts of interest, compliance with all domestic and foreign laws, accountability for Company property and the confidentiality of proprietary information.




                                                    R. A. Jalkut
                                       President and Chief Executive Officer




                                                     Mel Meskin
                                       Vice President - Finance & Treasurer

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Share Owner and Board of Directors of
  New York Telephone Company:

We have audited the consolidated financial statements and the consolidated financial statement schedules of New York Telephone Company and Subsidiary listed in Item 14(a)(1) and (2) of this Form 10-K.
These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Telephone Company and Subsidiary as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes A and C to the consolidated financial statements, the Company changed its methods of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits in 1993.





                                            Coopers & Lybrand


New York, New York
February 9, 1994

                         NEW YORK TELEPHONE COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                             Dollars in Millions

                                             For the Year Ended December 31,
                                              1993        1992        1991
OPERATING REVENUES
Local service. . . . . . . . . . . . . .    $4,695.9    $4,618.9    $4,491.6
Long distance. . . . . . . . . . . . . .       379.8       334.4       364.7
Network access (Note (G)). . . . . . . .     2,230.1     2,270.0     2,288.5
Other (Notes (G) and (H)). . . . . . . .       541.2       523.1       552.0
    Total operating revenues . . . . . .     7,847.0     7,746.4     7,696.8

OPERATING EXPENSES (Note (N))
Maintenance and support. . . . . . . . .     2,527.6     2,184.8     2,347.3
Depreciation and amortization. . . . . .     1,438.8     1,411.0     1,324.7
Marketing and customer services. . . . .     1,140.7       930.3       907.6
Taxes other than income taxes
   (Note (I)). . . . . . . . . . . . . .       818.5       869.9       941.1
Provision for uncollectibles . . . . . .        77.8        75.8        71.1
Other expenses . . . . . . . . . . . . .     1,501.2       786.9     1,059.5
    Total operating expenses . . . . . .     7,504.6     6,258.7     6,651.3

Operating income . . . . . . . . . . . .       342.4     1,487.7     1,045.5

Other income - net . . . . . . . . . . .        20.0        74.4        22.7

Interest expense (Notes (D) and (E)) . .       348.6       362.9       375.1

Earnings before Income taxes and
    cumulative effect of change in
    accounting principle . . . . . . . .        13.8     1,199.2       693.1

Income taxes (Note (B)). . . . . . . . .       (67.8)      342.8       157.2

Earnings before cumulative effect of
    change in accounting principle . . .        81.6       856.4       535.9

Cumulative effect of change in
    accounting for postemployment
    benefits, net of taxes (Note (C)). .       (89.3)       -           -

NET INCOME (LOSS). . . . . . . . . . . .    $   (7.7)   $  856.4    $  535.9

RETAINED EARNINGS
Beginning of year. . . . . . . . . . . .    $1,813.6    $1,556.7    $1,625.1
    Net income (loss). . . . . . . . . .        (7.7)      856.4       535.9
    Dividends. . . . . . . . . . . . . .      (723.9)     (599.5)     (604.3)
End of year. . . . . . . . . . . . . . .    $1,082.0    $1,813.6    $1,556.7

See accompanying notes to consolidated financial statements.

                         NEW YORK TELEPHONE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                             Dollars in Millions

                                                            December 31,
                                                          1993         1992
ASSETS

Current assets:
  Cash and temporary cash investments . . . . . .     $      7.5    $    24.7
  Receivables
    Customers (net of allowance of $134.8 and
      $128.3, respectively) (Note (G)). . . . . .        1,368.4      1,369.3
    Affiliates (Note (H)) . . . . . . . . . . . .           30.9         26.8
    Other . . . . . . . . . . . . . . . . . . . .           28.2         19.0
  Deferred charges (Notes (B) and (C)). . . . . .           55.5        121.9
  Deferred income taxes (Note (B)). . . . . . . .           99.4          -
  Inventory . . . . . . . . . . . . . . . . . . .           72.4         82.6
  Prepaid expenses and other. . . . . . . . . . .          102.9         66.1
     Total current assets . . . . . . . . . . . .        1,765.2      1,710.4

Telephone plant:
  In service. . . . . . . . . . . . . . . . . . .       19,171.1     18,552.5
  Under construction. . . . . . . . . . . . . . .          525.4        481.9
                                                        19,696.5     19,034.4
  Less:  accumulated depreciation . . . . . . . .        7,580.5      6,900.1
     Telephone plant - net. . . . . . . . . . . .       12,116.0     12,134.3

Deferred charges and other (Notes (B) and (C)). .        1,554.2      1,758.0

     Total Assets . . . . . . . . . . . . . . . .      $15,435.4    $15,602.7

See accompanying notes to consolidated financial statements.


                         NEW YORK TELEPHONE COMPANY
                         CONSOLIDATED BALANCE SHEETS
                             Dollars in Millions

                                                            December 31,
                                                          1993         1992
LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
  Accounts payable
    AT&T (Note (G)) . . . . . . . . . . . . . . .      $   216.8    $   230.0
    Affiliates (Note (H)) . . . . . . . . . . . .          662.5        321.0
    Compensated absences. . . . . . . . . . . . .          154.4        144.3
    Payroll . . . . . . . . . . . . . . . . . . .           50.2         64.0
    Trade and other (Note (N)). . . . . . . . . .          660.8        641.0
  Short-term debt (Note (E)). . . . . . . . . . .          255.7        261.5
  Dividends payable . . . . . . . . . . . . . . .          181.0        174.9
  Taxes accrued . . . . . . . . . . . . . . . . .           48.3        170.3
  Advance billing and customers' deposits . . . .          187.2        179.4
  Interest accrued. . . . . . . . . . . . . . . .           58.2         70.5
  Deferred income taxes (Note (B)). . . . . . . .           -            94.5
       Total current liabilities. . . . . . . . .        2,475.1      2,351.4

Long-term debt (Notes (D) and (M)). . . . . . . .        3,972.1      3,984.2
Deferred income taxes (Note (B)). . . . . . . . .        1,826.9      1,846.2
Unamortized investment tax credits. . . . . . . .          244.9        282.3
Other long-term liabilities and deferred credits
    (Notes (B), (C) and (N)). . . . . . . . . . .        1,731.2      1,223.1
      Total long-term liabilities . . . . . . . .        7,775.1      7,335.8


       Total Liabilities. . . . . . . . . . . . .       10,250.2      9,687.2



Commitments and contingencies (Notes (F), (G), (J)
    and (K))
Share owner's equity:
  Common stock - one share,
    without par value . . . . . . . . . . . . . .        4,103.2      4,101.9
  Retained earnings . . . . . . . . . . . . . . .        1,082.0      1,813.6
       Total Share Owner's Equity . . . . . . . .        5,185.2      5,915.5

  Total Liabilities and Share Owner's Equity. . .      $15,435.4    $15,602.7


See accompanying notes to consolidated financial statements.


                         NEW YORK TELEPHONE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Dollars in Millions
                                            For the Year Ended December 31,
                                             1993         1992        1991

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . .   $   (7.7)    $  856.4    $  535.9
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization. . . . .    1,438.8      1,411.0     1,324.7
  Allowance for funds used during
    construction - equity component. . .      (23.1)       (24.6)      (21.5)
  Changes in operating assets
    and liabilities:
    Receivables. . . . . . . . . . . . .      (12.4)        52.8       (44.4)
    Current Deferred charges, Inventory
      and Prepaid expenses and other . .       39.8         78.1        15.5
    Deferred income taxes. . . . . . . .     (193.9)       (40.0)      (95.1)
    Accounts payable, Taxes accrued,
      Advance billing and customers'
      deposits and Interest accrued. . .      217.9       (258.1)      155.8
  Deferred income taxes and Unamortized
    investment tax credits . . . . . . .      (56.7)         4.0        35.8
  Other long-term liabilities and
    deferred credits . . . . . . . . . .      508.1       (118.3)      391.1
  Other - net. . . . . . . . . . . . . .      235.0        (28.7)     (461.8)
  Total adjustments. . . . . . . . . . .    2,153.5      1,076.2     1,300.1

Net cash provided by operating activities   2,145.8      1,932.6     1,836.0

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . .   (1,342.4)    (1,220.6)   (1,354.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX. . . . . . . . . .      485.0        263.7       (18.9)
  Dividends paid to NYNEX. . . . . . . .     (717.9)      (600.8)     (595.7)
  Issuance of long-term debt . . . . . .    1,622.1         -          197.8
  Repayment of long-term debt and
    capital leases . . . . . . . . . . .       (5.3)      (304.8)       (5.1)
  Debt refinancings and call premiums. .   (2,204.5)       (66.1)      (70.8)

Net cash used in financing activities. .     (820.6)      (708.0)     (492.7)

Net (decrease) increase in Cash and
  temporary cash investments . . . . . .      (17.2)         4.0       (10.8)
Cash and temporary cash investments at
  beginning of year. . . . . . . . . . .       24.7         20.7        31.5
Cash and temporary cash investments at
  end of year. . . . . . . . . . . . . .   $    7.5     $   24.7    $   20.7

See accompanying notes to consolidated financial statements.

                         NEW YORK TELEPHONE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) Accounting Policies

Basis Of Presentation

The consolidated financial statements include the accounts of New York Telephone Company and its wholly-owned subsidiary, Empire City Subway Company (Limited) (jointly referred to as the "Company"). For financial statement purposes all significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX") and primarily provides exchange telecommunications and exchange access services. The 1992 and 1991 consolidated financial statements have been reclassified to conform to the current year's format.

The Company has a 66 2/3% ownership interest in Telesector Resources Group, Inc. ("Telesector Resources") and shares voting rights equally with the other owner, New England Telephone and Telegraph Company ("New England Telephone"). The Company uses the equity method of accounting for its investment in Telesector Resources.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applicable to regulated entities.
 Such accounting principles are consistent in all material respects with accounting prescribed by the Federal Communications Commission (the
"FCC"), except for certain intrastate items accorded a different accounting treatment by the New York State Public Service Commission ("NYSPSC").

Cash and Temporary Cash Investments

The Company's cash management policy is to make funds available in banks when checks are presented. At December 31, 1993 and 1992, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $95.4 and $102.6 million, respectively.

Inventory

Inventory, consisting of materials and supplies, is carried principally at average cost.

Telephone Plant

Telephone plant is stated at its original cost.

When depreciable plant is disposed of, the carrying amount, salvage, and the cost to remove such plant are charged to accumulated depreciation. Depreciation rates used for interstate operations are prescribed by the FCC. In 1992, the FCC prescribed new depreciation rates for interstate operations, and in 1991, the NYSPSC adopted new depreciation rates for intrastate operations. All rates are calculated on a straight-line basis using the concept of "remaining life". The application of the interstate and intrastate rates resulted in average effective composite rates of 7.6%, 7.8% and 7.5% for 1993, 1992 and 1991, respectively.

The NYSPSC allows the Company to capitalize interest, including an allowance on share owner's equity, as a cost of constructing certain telephone plant, which is included in Telephone Plant Under Construction, and as income, included in Other income - net. Such income will be realized over the service life of the plant as the resulting higher depreciation expense is recovered through the rate-making process. The FCC requires the same treatment as the NYSPSC for long-term plant under construction, while short-term plant under construction is included in the rate base, thereby eliminating the need for any interest accrual mechanism.

Compensated Absences

Effective January 1, 1988, the Uniform System of Accounts Rewrite ("USOAR") required the Company to change its accounting for compensated absences to record expenses in the year in which the liability is incurred.
Previously, the Company recorded the current year's liability for compensated absences with a corresponding deferred charge and recorded the expense when paid. As a result of implementation of the USOAR, the deferred charge as of December 31, 1987 is being recovered over a ten-year period for interstate purposes. In its order in the first phase of the incentive regulatory proceeding, the NYSPSC adopted recognition of compensated absences. Management believes these costs will be recovered through the rate-making process.

Refinancing Charges

The Company defers the intrastate portion of call premiums and other charges associated with the redemption of long-term debt and expenses the interstate portion of these charges, as required by the NYSPSC and the FCC, respectively. The deferred amounts are amortized over periods stipulated by the NYSPSC. Prior to January 1, 1988, these charges were deferred and amortized for both intrastate and interstate purposes. The deferred amounts included in the consolidated balance sheets are $208.5 and $147.4 million at December 31, 1993 and 1992, respectively.

Income Taxes

NYNEX and its subsidiaries, including the Company, file a consolidated Federal income tax return. The Company's provision for federal income taxes currently payable is allocated in accordance with its contribution to the consolidated group's taxable income and tax credits.

Deferred income taxes are provided to reflect the effect of temporary differences in the recognition of revenue and expenses for financial reporting and income tax purposes.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("Statement No. 109"), which superseded Statement of Financial
Accounting Standards No. 96, "Accounting for Income Taxes." The effect of implementing Statement No. 109 on the Company's financial position and results of operations was not significant. Statement No. 109 requires that deferred tax assets and liabilities be measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse. However, for the Company, the treatment of excess deferred taxes resulting from the reduction of tax rates prior to 1993 is subject to federal income tax and regulatory rules.

Deferred income tax provisions of the Company are based upon amounts recognized for rate-making purposes. The Company recognizes a deferred tax liability and establishes a corresponding regulatory asset for tax benefits previously flowed through to ratepayers. The major temporary difference that gave rise to the net deferred tax liability is depreciation, which for income tax purposes is determined based on accelerated methods and shorter lives.

Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," requires the Company to reflect the additional deferred income taxes as regulatory assets to the extent that they will be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the Company reverses excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the regulatory agencies generally allow amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes.

On August 10, 1993, the Revenue Reconciliation Act of 1993 was signed into law, and the statutory corporate federal income tax rate increased to 35 percent from 34 percent, retroactive to January 1, 1993. In accordance with Statement No. 109, the Company adjusted its current and deferred income tax balances to reflect the tax rate change. The Company reflected the additional deferred income taxes arising from the tax rate increase primarily as increases to the regulatory asset and decreases to the regulatory liability.

The Tax Reform Act of 1986 repealed the investment tax credit ("ITC"), effective January 1, 1986. As required by tax law, ITC for the Company was deferred and is amortized as a reduction to tax expense over the estimated service lives of the related assets giving rise to the credits.

(B) Income Taxes

The components of Income tax expense are as follows:


Dollars in Millions                      1993*          1992         1991
Federal:
 Current . . . . . . . . . . .         $ 352.5        $ 478.2      $ 335.1
 Deferred - net. . . . . . . .          (388.3)         (97.3)      (137.4)
 Deferred tax credits - net. .           (37.4)         (42.3)       (43.5)
State and local. . . . . . . .             5.4            4.2          3.0
   Total . . . . . . . . . . .         $ (67.8)       $ 342.8      $ 157.2


* Does not include the deferred tax benefit of $48.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.


A reconciliation between federal income tax expense computed at the statutory rate and the Company's effective tax (benefit) expense is as follows:

                                               1993*      1992       1991

Federal income tax expense
computed at statutory rate . . . . . . .    $   4.8     $407.7     $235.7

a.   Amortization of excess deferred
     federal income taxes due to
     change in the tax rates . . . . . .      (38.7)     (42.2)     (55.5)

b.   Amortization of investment tax
     credits over the life of the assets
     which gave rise to the credits. . .      (37.4)     (42.3)     (43.5)

c.   Depreciation of certain taxes and
     payroll-related construction costs
     capitalized for financial statement
     purposes, but deducted for income
     tax purposes in prior years . . . .       14.8       22.2       17.3


d.   Federal income tax return
     adjustment for the difference
     between the accrued and actual
     tax expense . . . . . . . . . . . .       (5.7)       (.5)       6.2

e.   Allowance for funds used during
     construction, which is excluded
     from taxable income, net of
     applicable depreciation . . . . . .        6.6        2.0        2.8

f.   Other items-net . . . . . . . . . .      (12.2)      (4.1)      (5.8)

Income tax (benefit) expense . . . . . .     $(67.8)    $342.8     $157.2


* Does not include the deferred tax benefit of $48.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

Instead of a state income tax, the Company is subject to a gross receipts tax that is not included above. Temporary differences for which deferred income taxes have not been provided by the Company are represented principally by "c" above. Only taxes currently payable on these temporary differences are recognized in the rate-making process.

The components of current and long-term deferred tax assets and liabilities at December 31, 1993 are as follows:
Dollars in millions                            Assets        Liabilities

Deferred tax due to:

  Depreciation and amortization                 $ -            $2,152.8
  Restructuring charges                          179.6            -
  Benefits                                       362.6            -
  Unamortized investment tax credits             132.7            -
  Other                                          131.4            381.0
Total deferred taxes                            $806.3          2,533.8
                                                                  806.3
Net deferred tax liabilities                                   $1,727.5

At December 31, 1993 and 1992, the Company recorded approximately
$450.3 and $372.7 million, respectively, in deferred taxes representing the cumulative amount of income taxes on temporary differences that were previously flowed through to ratepayers. The Company recorded a corresponding regulatory asset in deferred charges for these items, representing amounts that will be recovered through the rate-making process. These deferrals have been increased for the tax effect of future revenue requirements and will be amortized over the lives of the related depreciable assets concurrently with their recovery in rates.

The Company has recorded a regulatory liability at December 31, 1993 and 1992 of approximately $383.6 and $516.1 million, respectively, in Other long-term liabilities and deferred credits and in Accounts payable - Trade and other. A substantial portion of the regulatory liability relates to the reduction in the statutory federal income tax rate in 1986 and unamortized ITC (see Note A). These liabilities have been increased for the tax effect of future revenue requirements.

(C)  Employee Benefits

Pensions

Substantially all of the Company's employees are covered by one of two NYNEX noncontributory defined benefit pension plans (the "Plans"). Benefits for management employees are based on a modified career average pay plan while benefits for nonmanagement employees are based on a nonpay-related plan. Contributions are made, to the extent deductible under the provisions of the Internal Revenue Code, to an irrevocable trust for the sole benefit of pension plan participants.

Total Company pension (benefit)/cost for 1993, 1992 and 1991 was
$(99.0), $1.8 and $(9.0) million, respectively, of which $(6.6) and $1.2 million were deferred in 1992 and 1991, respectively, as a result of state regulatory decisions that required pension expense to be equivalent to amounts contributed to the Plans. Deferral of pension cost was discontinued in 1993, and the Company has implemented a plan to recover deferred pension costs through the rate-making process (see Postretirement Benefits Other Than
Pensions below). At December 31, 1993 and 1992, the Company recorded approximately $696.1 and $794.9 million, respectively, in Other long-term liabilities and deferred credits representing the Company's pension liability.

The assumptions used to determine the projected benefit obligation at December 31, 1993 and 1992 include a discount rate of 7.5% and 8.5%, respectively, and an increase in future compensation levels of 4.5% in both years for management employees and 4.0% in both years for nonmanagement employees. The expected long-term rate of return on pension plan assets used to calculate pension expense was 8.9% in 1993 and 1992 and 8.5% in 1991. Periodically, the Plans have been amended to increase the level of plan benefits. The actuarial projections included herein anticipate plan improvements in the future.

In 1992, NYNEX amended its management pension plan to provide early retirement incentives, which increased the projected benefit obligation by $6.6 million, of which $1.7 million was expensed and $4.9 million was deferred. In addition, management employees who left the Company in 1992 and 1993 under the Force Management Plan could elect to receive their pension benefit in a lump sum distribution, or as a monthly annuity beginning when they left the Company. The 1992 reduction in the number of management employees and the lump sum option were accounted for as a curtailment and a settlement, respectively, and reduced pension costs by $31.3 million in 1992, of which $8.1 million was recognized as a reduction to expense and $23.2 million was deferred. The impact of the reduction in employees and the lump sum option in 1993 was not significant.

In October 1991, NYNEX amended its nonmanagement pension plan to provide an early retirement incentive, which increased the projected benefit obligation in 1991 by $361 million, of which $99 million was expensed and $262 million was deferred. The expense associated with the nonmanagement early retirement incentive was included in the charges for force reduction programs in the fourth quarter of 1991.

Postretirement Benefits Other Than Pensions

The Company provides certain health care and life insurance benefits for retired employees and their families. Substantially all of the Company's employees may become eligible for these benefits if they reach pension eligibility while working for the Company.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions" ("Statement No.
106"). Statement No. 106 changed the practice of accounting for postretirement benefits from recognizing costs as benefits are paid to accruing the expected cost of providing these benefits during an employee's working life. The
Company is recognizing the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method. The net postretirement benefit cost for 1993 for the Company was $278 million. As a result of planned work force reductions, the Company recorded an additional $270.5 million of postretirement benefit cost in 1993 accounted for as a curtailment.
Total costs of providing benefits for retired employees and their families were $119.6 and $91.6 million in 1992 and 1991, respectively.

The Company participates in the NYNEX benefit plans, and the structure of the plans is such that certain disclosures required by Statement No. 106 cannot be presented for the Company on an individual basis. A comparison of the actuarial present value of the accumulated postretirement benefit obligation with the fair value of plan assets, the components of the net postretirement benefit cost, and the reconciliation of the funded status of the plans with the amount recorded on the balance sheet are provided on a consolidated basis in the Proxy Statement and Consolidated Financial Statements for the year ended December 31,
1993 filed by NYNEX.

The actuarial assumptions used to determine the 1993 obligation for postretirement benefit plans under Statement No. 106 include the following: discount rate of 7.5%; weighted average expected long-term rate of return on plan assets of 8.4%; weighted average salary growth rate of 4.2%; medical cost trend rate of 14.3% grading down to 4.5% in 2008; and dental cost trend rate of 5.0% grading down to 3.0% in 2002.

With respect to interstate treatment, the FCC released an order in January 1993 stating that costs recognized under Statement No. 106 are not exogenous costs and, therefore, did not warrant an upward rate adjustment under price caps at that time. In the April 2, 1993 filing of interstate access tariffs under the FCC's price cap rules, the Company and New England Telephone (collectively, the "Telephone Companies") sought an exogenous cost increase of $12 million to reflect the transition obligation for current retirees under Statement
No. 106. On June 23, 1993, the FCC's Common Carrier Bureau (the "Bureau") issued an order allowing the proposed rates to go into effect July 2, 1993, subject to an investigation and an accounting order. In its order, the Bureau designated several issues for investigation, including the accounting treatment of postretirement health care costs. Commencing July 2, 1993, the Company began collecting these revenues, subject to possible refund pending resolution of the Bureau's investigation.

With respect to intrastate treatment, in January 1994 the NYSPSC approved the Company's plan for regulatory accounting and rate-making treatment allowing the adoption of both Statement No. 106 and Statement of Financial
Accounting Standards No. 87, "Employers' Accounting for Pensions"
("Statement No. 87"), on a revenue requirement neutral basis, providing for the amortization of existing deferred pension costs within a ten-year period, except that the NYSPSC required the Company to write-off
$75 million of previously deferred pension costs in 1993, and eliminating the need for additional deferrals of Statement No. 106 and Statement No. 87 costs.

In 1991, NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for nonmanagement, to begin prefunding postretirement health care benefits. In 1991 and 1992, NYNEX transferred a portion of excess pension assets, totalling $486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. The assets in the VEBA Trusts consist primarily of equity securities and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

Postemployment Benefits

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement
No. 112"), in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement
No. 112 changed the Company's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $137.4 million
($89.3 million after-tax). In subsequent years, the effect of Statement No. 112 is not expected to result in periodic expense materially different from the expense recognized under the prior method.

(D) Long-term Debt

Interest rates and maturities on long-term debt outstanding at December 31,
1993 and 1992 are as follows:
                               Interest                      December 31,
Dollars in Millions             Rates      Maturities      1993       1992

Refunding Mortgage Bonds . 3  3/8% - 7 3/4%  1996-2006  $  675.0   $  675.0
                                6% -     9%  2007-2014     425.0    1,075.0
Debentures . . . . . . . . 6  1/2% - 8 7/8%  2005-2018     750.0      950.0
                           6 7/10% - 9 3/8%  2023-2033   1,000.0    1,100.0
Notes. . . . . . . . . . . 5  1/4% - 8 1/5%  1998-2008     492.0       42.0
Other. . . . . . . . . . .                                 588.6       97.7
Unamortized discount - net                                 (26.0)     (28.8)
                                                         3,904.6    3,910.9
Long-term capital lease                                     67.5       73.3
   obligations . . . . . .
Total Long-term debt . . .                              $3,972.1   $3,984.2

In 1996 and 1997, $55.0 and $60.0 million, respectively, of the Refunding Mortgage bonds will mature. In 1998, $100 million of the Notes will mature.

The Company's Refunding Mortgage bonds are callable upon thirty days' notice, at the option of the Company, five years after the issue date. The
Company's Forty-Year 9 3/8% Debentures due July 15, 2031, Thirty
Year 7 5/8% Debentures due February 1, 2023 and Thirty-Two Year 7 % Debentures due August 15, 2025 are callable upon thirty days' notice, at the option of the Company, ten years after the issue date. The
Company's Thirty Year 6.7% Debentures due November 1, 2023 and
Forty Year 7% Debentures due December 1, 2033 are callable upon thirty days' notice, at the option of the Company, twenty years after the issue date. The Company's Twelve Year 6 1/2% Debentures due March 1, 2005,
Twenty Year 7% Debentures due May 1, 2013 and Twenty Year 7% Debentures due June 15, 2013 are not callable.

Substantially all of the Company's assets are subject to lien under the Company's Refunding Mortgage indenture.

On February 10, 1993, the Company issued $100 million of its Thirty Year 7 5/8% Debentures due February 1, 2023 and callable on and after February 1, 2003. The net proceeds were used to repay short-term advances from NYNEX and, accordingly, $97.7 million of Short-term debt was classified as Long-term debt at December 31, 1992 and is presented in "Other" in the table above (see Note E).

At December 31, 1993, the Company had $850 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission ("SEC"). On February 28, 1994, the Company issued $450 million of its Thirty Year 7 1/4% Debentures, due February 15, 2024, and $150 million of its Ten Year 6 1/4% Notes, due February 15, 2004. The net proceeds were used to repay short-term advances from NYNEX and, accordingly, $588.6 million of Short-term debt has been classified as Long-term debt at December 31, 1993 and is presented in "Other" in the table above (see Note E). This reduces the remaining unissued, unsecured debt securities registered with the SEC to $250 million.

Pursuant to the indentures for certain of its debentures, the Company has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15 month period prior to the date of the proposed issuance. As a result of the 1993 business restructuring charges (see Note N), the Company does not currently meet the earnings coverage requirement.

(E)  Short-term Debt

Short-term debt and related weighted average interest rates were as follows:


Dollars in Millions                                  Weighted Average Interest Rates
                                December 31,                    December 31,
                             1993    1992     1991        1993     1992       1991


Advances from NYNEX . .    $251.0  $257.0   $ 90.9        3.86%    4.17%      5.92%
Current maturity of
   Long-term debt . . .       -     -        300.0                            9.63%
Other . . . . . . . . .       4.7     4.5      3.8
Total Short-term debt .    $255.7  $261.5   $394.7


On February 10, 1993, the Company issued $100 million of its Thirty Year 7 5/8% Debentures due February 1, 2023 and callable on and after February 1, 2003. The net proceeds were used to repay short-term advances from NYNEX and, accordingly, $97.7 million of Short-term debt was classified as Long-term debt at December 31, 1992 (see Note D).

On February 28, 1994, the Company issued $450 million of its Thirty Year
7 1/4% Debentures, due February 15, 2024, and $150 million of its Ten
Year 6 1/4% Notes, due February 15, 2004. The net proceeds were used to repay short-term advances from NYNEX and, accordingly, $588.6 million of Short-term debt was classified as Long-term debt at December 31, 1993 (see Note D).


Dollars in Millions       1993     1992      1991     1993+     1992+     1991+

Average amount of
  advances from NYNEX
  outstanding during
  the year . . . . . .   $164.6#  $ 80.7#   $260.9#     3.16%     3.69%     6.12%

Maximum amount of
  advances from
  NYNEX payable at
  any month end
  during the year. . .   $839.6   $354.7    $451.8



+ Computed by dividing the aggregate related interest expense by the average daily face amount of advances.

# Computed by dividing the sum of the aggregate principal amounts outstanding each day during the year by the total number of calendar days in the year.

Interest expense on advances from NYNEX was $6.4, $3.4 and $16.0 million for 1993, 1992 and 1991, respectively.

(F) Lease Commitments

The Company leases certain facilities and equipment used in its operations.
Rent expense was $108.8, $116.6 and $113.7 million for 1993, 1992 and 1991, respectively. At December 31, 1993, the minimum lease commitments under noncancelable operating and capital leases for the periods shown were as follows:


     Dollars in Millions
     Year                                      Operating           Capital

     1994 . . . . . . . . . . . . . . . .      $ 32.7              $ 16.4
     1995 . . . . . . . . . . . . . . . .        27.6                16.4
     1996 . . . . . . . . . . . . . . . .        24.5                15.1
     1997 . . . . . . . . . . . . . . . .        21.7                11.3
     1998 . . . . . . . . . . . . . . . .        19.6                10.8
     Thereafter . . . . . . . . . . . . .        68.0               403.1
     Total minimum lease payments . . . .      $194.1               473.1
         Less: executory costs. . . . . .                            13.6
     Net minimum lease payments . . . . .                           459.5
         Less: interest . . . . . . . . .                           386.0
     Present value of net minimum lease payments                   $ 73.5


In addition, the Company has agreed to guarantee up to $9.4 million of lease commitments on behalf of Telesector Resources through 1995. From
December 31, 1993 through 1995 the Company is guaranteeing
Telesector Resources' lease commitments of approximately $0.9 million.

(G) Transactions with American Telephone and Telegraph Company

For the years 1993, 1992 and 1991, American Telephone and Telegraph Company ("AT&T") provided approximately 19%, 20% and 21%, respectively, of the Company's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed under contract by the Company for AT&T. In connection with such services, the Company purchases the related receivables with recourse, up to a contractual limit.

(H) Transactions with Affiliates

The Company receives corporate governance and ownership services such as securities administration, investor relations, certain tax support and human resources planning services from NYNEX. For 1993, 1992 and 1991, the Company recorded charges of $138.9, $92.4, and $122.9 million, respectively, in connection with these services.

Telesector Resources performs data processing and related services and materials management services on a centralized basis on behalf of the Company and New England Telephone. In 1993, 1992 and 1991, the Company recorded charges from Telesector Resources of $802.9 million, $969.2 million and $1.1 billion, respectively, for data processing services and material related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials related charges to the Company in 1993, 1992 and 1991 were approximately $352.2, $367.5 and $423.8 million, respectively. Effective in July 1991, arrangements were made for Telesector Resources to act as a purchasing agent for the Company for directly shipped materials and supplies. During 1993, 1992 and 1991, total agency purchases by Telesector Resources amounted to $148.9, $133.6 and $93.4 million, respectively. In addition, in 1993, approximately $227.3 million of restructuring charges ($147.7 million after-tax) was allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs.

Telesector Resources owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. For 1993, 1992 and 1991, the Company recorded charges of $77.3, $88.0 and $87.0 million, respectively, for services provided by Bellcore.

In 1992, the FCC permitted the Telephone Companies to unify their interstate access rates. As a result of the unified rate structure, the Company experienced an interstate rate decrease and New England Telephone experienced an offsetting interstate rate increase. The Telephone
Companies implemented a phase-in payment plan in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure. In 1993 and 1992, the Company received transition payments of $55 million and $18 million, respectively, from New England Telephone.

The Company has an agreement with NYNEX Information Resources Company pursuant to which NYNEX Information Resources Company pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. For the years ended December 31, 1993, 1992 and 1991, licensing fees, included in Other revenues, amounted to $129.4, $134.7 and $119.8 million, respectively. In April 1986, the NYSPSC issued an order which disapproved the directory publishing agreement between the Company and NYNEX Information Resources Company. The Company has submitted a proposal to the NYSPSC for compliance with its decision. Beginning in January 1991, NYNEX Information Resources Company has made payments to the Company of all of its earnings related to publishing directories in New York in excess of a regulated return. In April 1992, the NYSPSC instituted a proceeding to investigate the directory publishing operations of the Company and its NYNEX affiliates. On December 9, 1993, an Administrative Law Judge of the NYSPSC issued a Recommended Decision urging that the Company's proposal not be accepted and that the Company, instead, assume the directory publishing function itself and/or negotiate a modified agreement with NYNEX Information Resources Company. On January 27, 1994, the parties to the proceeding submitted their final briefs to the NYSPSC, which will review the Administrative Law Judge's recommendation and issue a final order.

(I) Taxes Other Than Income Taxes

Taxes other than income taxes consist of:


Dollars in Millions                          1993        1992       1991

Gross receipts . . . . . . . . . . . . .   $ 461.5     $ 457.4    $ 441.5
Property . . . . . . . . . . . . . . . .     299.0       355.4      435.0
Other. . . . . . . . . . . . . . . . . .      58.0        57.1       64.6
     Total . . . . . . . . . . . . . . .   $ 818.5     $ 869.9    $ 941.1

(J)  Revenues Subject to Possible Refund

Several state and federal regulatory matters may possibly require the refund of a portion of the revenues collected in the current and prior periods, including affiliate transactions issues in the Company's 1990 intrastate rate case and overearnings complaints by interstate access customers. As of December 31, 1993, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $164.7 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(K)  Litigation and Other Contingencies

It is probable that various state and local tax claims aggregating approximately $300 million in tax and associated interest will be asserted against the Company for the period 1983 through 1993. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

Various other legal actions and regulatory proceedings are pending that may affect the Company, including matters involving Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based on the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.

(L) Supplemental Cash Flow Information

The following information is provided in accordance with Statement of
Financial Accounting Standards No. 95, "Statement of Cash Flows":
                                                    For the Years Ended
                                                        December 31,
                                                1993        1992       1991
                                                       (in millions)

Income tax payments . . . . . . . . . . . .     $507.7      $408.4     $333.3
Interest payments . . . . . . . . . . . . .     $303.9      $348.8     $343.3
Short-term debt classified as
  Long-term debt (see Note D) . . . . . . .     $588.6      $ 97.7     $  -

(M)  Fair Value of Financial Instruments

The estimated fair value of Long-term debt is based on quoted market prices or discounted future cash flows. Estimated fair values of financial instruments, where different than the carrying amounts, are as follows:


Dollars in Millions                                  At December 31,
                                                  1993           1992
Long-term debt

Carrying amount. . . . . . . . . . . . . .      $3,904.6       $3,910.9
Fair value . . . . . . . . . . . . . . . .      $3,968.1       $3,950.6

(N)  Business Restructuring

In the fourth quarter of 1993, approximately $992 million of pretax business restructuring charges were recorded, primarily related to efforts to redesign operations and work force reductions. These charges included:
$557 million for severance and postretirement medical costs for employees leaving the Company through 1996; $208 million for re-engineering service delivery; and $227 million of restructuring charges allocated to the Company from Telesector Resources. The restructuring charges were included in the Consolidated Statements of Income as follows: Maintenance and support -
$198 million; Marketing and customer services - $129 million; and Other expenses - $664 million.

In the fourth quarter of 1991, approximately $317 million of pretax organizational restructuring charges was recorded primarily related to force reduction programs. The restructuring charges were included in the Consolidated Statements of Income as follows: Other revenues - $7 million;
Other expenses - $300 million; and Other income - net - $10 million.

SUPPLEMENTARY INFORMATION
Quarterly Financial Information (Unaudited)

All adjustments (consisting only of normal recurring accruals) necessary for a fair consolidated statement of income for each period have been included in the following table.


                            For the quarter ended

In millions          March 31,     June 30,   September 30,  December 31,


1993
Operating revenues    $1,945.9      $1,962.2      $1,950.0      $1,988.9
Operating income      $  355.2      $  384.3      $  351.0      $ (748.1)
Earnings (loss)
 before cumulative
 effect of change in
 accounting principle $  205.3      $  224.4      $  186.2      $ (534.3)
Cumulative effect of
 change in accounting
 for postemployment
 benefits, net of
 taxes                $  (90.8)     $    -        $    1.5      $    -
Net income (loss)     $  114.5      $  224.4      $  187.7      $ (534.3)


1992
Operating revenues    $1,921.4      $1,943.0      $1,944.6      $1,937.4
Operating income      $  354.6      $  396.6      $  344.7      $  391.8
Net income            $  211.7      $  222.7      $  194.1      $  227.9



Results for the first quarter of 1993 include the adoption of Statement
No. 112 (see Note C, "Employee Benefits", for further discussion).
Results for the third quarter of 1993 reflect the effect of the increase in the statutory corporate federal income tax rate (see Note A, "Accounting Policies - Income Taxes", for further discussion). Results for the fourth quarter of 1993 reflect the effect of $992 million of pretax charges for business restructuring, including re-engineering operations and force reductions, which were reflected in operating expenses. The after-tax effect of these charges was a reduction in net income of approximately
$645 million. (See the section entitled "Business Restructuring" included in Management's Discussion and Analysis of Results of Operations for further discussion of these charges.)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 1993 and 1992, the Company did not change its auditors, and there was no disagreement on any matter of accounting principles or practices or financial statement disclosure which would have required the filing of a Current Report on Form 8-K.

                                   PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Annual Report on Form 10-K.

                                                              Page(s) in this
                                                               Annual Report
                                                               on Form 10-K

     (1) Consolidated Financial Statements filed as part of this report are listed in the Table of Contents on page 2 and contained in Item 8 herein.

     (2) Consolidated Financial Statement Schedules.
         The following consolidated financial statement schedules of the Registrant are included herein in response to Item 14:

          V    -  Telephone Plant .........................         49-52

          VI   -  Accumulated Depreciation, Depletion and
                  Amortization of Telephone Plant .........         53-56

          VIII -  Valuation and Qualifying Accounts .......            57

         Consolidated financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

     (3) Exhibits. Exhibits on file with the Securities and Exchange Commission ("SEC"), identified in parentheses below, are incorporated herein by reference as exhibits hereto.

          Exhibit
          Number

         (3)a Certificate of Incorporation of the Company as amended and restated December 2, 1987
                       (Exhibit No. (3)a to the Registrant's filing on Form SE dated March 24, 1988, File No. 1-3435).

         (3)b By-laws of the Company as amended April 22, 1987 (Exhibit No. (3)b to the Registrant's filing on Form SE dated March 24, 1988, File No. 1-3435).

          Exhibit
          Number

         (4) No instrument which defines the rights of holders of long-term debt of the Company and its subsidiary is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         (10)(i)1 Reorganization and Divestiture Agreement among American Telephone and Telegraph Company, NYNEX Corporation and Affiliates dated as of November 1, 1983 (Exhibit No. (10)(i)1 to
                       Form 10-K of NYNEX Corporation for 1983, File
                       No. 1-8608).

         (10)(i)2 Shared Network Facilities Agreement among American Telephone and Telegraph Company, AT&T
                       Communications of New York, Inc. and New
                       York Telephone Company dated as of November 1, 1983 (Exhibit No. (10)(i)20 to Form 10-K of NYNEX Corporation for 1983, File No. 1-8608).

         (10)(i)3 Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among American Telephone and Telegraph Company,
                       Bell System Operating Companies, Regional Holding Companies and Affiliates dated as of November 1, 1983 (Exhibit No. (10)(i)8 to Form 10-K of NYNEX Corporation for 1983, File No. 1-8608).

         (10)(i)4 Post-Divestiture Shared Services Force Transfer Agreement between American Telephone and
                       Telegraph Company and New York Telephone
                       Company dated as of January 1, 1984
                       (Exhibit No. (10)(i)38 to Form 10-K of
                       NYNEX Corporation for 1983, File No. 1-8608).

         (10)(i)5 Agreement Concerning the Sharing of Contingent Liabilities dated as of January 28, 1985
                       (Exhibit No. (19)(i)2 to Form 10-K of NYNEX
                       Corporation for 1984, File No. 1-8608)

         (10)(ii)B Service Agreement concerning provision by Telesector Resources Group, Inc. to New York Telephone Company of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992. (Exhibit No. (19)(i)1 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-3435).

         Exhibit
         Number

         (12)          Computation of Ratio of Earnings to Fixed Charges.

         (23)          Consent of Independent Accountants.

         (24)          Powers of attorney.


(b)      Reports on Form 8-K.

         The Company's Current Report on Form 8-K, date of report October 25, 1993 and filed October 25, 1993, reporting on Item 5.

         The Company's Current Report on Form 8-K, date of report October 26, 1993 and filed November 3, 1993, reporting on Item 7.

         The Company's Current Report on Form 8-K, date of report
         November 10, 1993 and filed November 19, 1993, reporting on Item 5.

         The Company's Current Report on Form 8-K, date of report
         November 16, 1993 and filed November 19, 1993, reporting on Item 7.

         The Company's Current Report on Form 8-K, date of report
         December 24, 1993 and filed January 13, 1994, reporting on Item 5.

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEW YORK TELEPHONE COMPANY


                                      By
                                                   Mel Meskin
                                                   Mel Meskin
                                               Vice President - Finance
                                                    and Treasurer

                                                March 25, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

       R. A. Jalkut*                  President and Chief Executive Officer

Principal Financial
and Accounting Officer:

       Mel Meskin                     Vice President - Finance and Treasurer


Directors:

Lilyan H. Affinito*
Joseph A. Califano, Jr.*
A.J. Eckelman*
Alice Stone Ilchman*
John E. Jacob*
R. A. Jalkut*
John F. X. Mannion*
Victor J. Riley, Jr.*
Gerald Schoenfeld*
Ivan Seidenberg*                   *By
Paul L. Snyder*                                    Mel Meskin
Frank J. Tasco*                       (Mel Meskin, as attorney-in-fact,
                                       and on his own behalf as Principal
                                       Financial and Accounting Officer)

                                                 March 25, 1994


                                         NEW YORK TELEPHONE COMPANY AND SUBSIDIARY                   SCHEDULE V - Page 1 of 4
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                                SCHEDULE V - TELEPHONE PLANT
                                                   (DOLLARS IN MILLIONS)

    COLUMN A                                  COLUMN B        COLUMN C        COLUMN D          COLUMN E            COLUMN F
                                               Balance         Additions                       Other              Balance
                                                 at            at Cost       Retirements       Changes             at
                                               12/31/92        Note (a)*      Note (b)*        Note (c)*          12/31/93

Land & Land Improvements . . . . . .              69.6            1.4             -                  -                71.0

Buildings. . . . . . . . . . . . . .           1,545.1           90.2            13.8                0.6           1,622.1

Furniture and Other Equipment. . . .             113.4            9.1             0.7                -               121.8

Telephone Plant and Equipment
  Central Office Equipment . . . . .           8,136.3          638.3           510.1               (3.5)          8,261.0
  Cable and Wiring . . . . . . . . .           5,626.0          369.7           102.2                0.3           5,893.8
  Conduit and Poles. . . . . . . . .           1,549.3           74.7             9.8                3.2           1,617.4
  Station and Terminal Equipment . .             709.2           66.6            23.9                2.4             754.3
  Other. . . . . . . . . . . . . . .             683.3           67.6            40.2               (0.3)            710.4

Plant Under Construction . . . . . .             481.9        1,103.6         1,056.2               (3.9)            525.4

Other. . . . . . . . . . . . . . . .             120.3           -                1.0               -                  119.3

Total Plant. . . . . . . . . . . . .          19,034.4        2,421.2(d)      1,757.9               (1.2)         19,696.5






*See page 4 of 4 for descriptions of Notes.

                                         NEW YORK TELEPHONE COMPANY AND SUBSIDIARY                   SCHEDULE V - Page 2 of 4
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                                SCHEDULE V - TELEPHONE PLANT
                                                   (DOLLARS IN MILLIONS)


    COLUMN A                                  COLUMN B        COLUMN C        COLUMN D          COLUMN E            COLUMN F
                                               Balance         Additions                       Other              Balance
                                                 at            at Cost       Retirements       Changes              at
                                               12/31/91         Note (a)*      Note (b)*       Note (c)*          12/31/92

Land & Land Improvements . . . . . .              69.7             -               -                (0.1)             69.6

Buildings. . . . . . . . . . . . . .           1,494.6           60.5             8.4               (1.6)          1,545.1

Furniture and Other Equipment. . . .             113.6            3.8             4.3                0.3             113.4

Telephone Plant and Equipment
  Central Office Equipment . . . . .           7,876.5          703.3           422.2              (21.3)          8,136.3
  Cable and Wiring . . . . . . . . .           5,331.3          408.1           112.6               (0.8)          5,626.0
  Conduit and Poles. . . . . . . . .           1,464.7           84.3             4.5                4.8           1,549.3
  Station and Terminal Equipment . .             655.5           72.7            23.9                4.9             709.2
  Other. . . . . . . . . . . . . . .             676.4           78.4            72.4                0.9             683.3

Plant Under Construction . . . . . .             619.5          987.3         1,152.2               27.3             481.9

Other. . . . . . . . . . . . . . . .             121.1           -                0.8                 -              120.3

Total Plant. . . . . . . . . . . . .          18,422.9        2,398.4(d)      1,801.3               14.4          19,034.4





*See page 4 of 4 for descriptions of Notes.

                                         NEW YORK TELEPHONE COMPANY AND SUBSIDIARY                   SCHEDULE V - Page 3 of 4
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                                SCHEDULE V - TELEPHONE PLANT
                                                   (DOLLARS IN MILLIONS)

    COLUMN A                                  COLUMN B        COLUMN C        COLUMN D          COLUMN E            COLUMN F
                                               Balance         Additions                       Other              Balance
                                                 at             at Cost      Retirements      Changes               at
                                               12/31/90         Note (a)*      Note (b)*      Note (c)*           12/31/91

Land & Land Improvements . . . . . .              68.3            1.4             -                  -                69.7

Buildings. . . . . . . . . . . . . .           1,435.3           64.3             5.1                0.1           1,494.6

Furniture and Other Equipment. . . .             109.2            4.9             1.1                0.6             113.6

Telephone Plant and Equipment
  Central Office Equipment . . . . .           7,936.6          536.0           602.9                6.8           7,876.5
  Cable and Wiring . . . . . . . . .           5,011.8          438.4           116.1               (2.8)          5,331.3
  Conduit and Poles. . . . . . . . .           1,362.8           89.1             5.1               17.9           1,464.7
  Station and Terminal Equipment . .             616.7           59.4            26.6                6.0             655.5
  Other. . . . . . . . . . . . . . .             715.6           54.5            84.3               (9.4)            676.4

Plant Under Construction . . . . . .             500.1        1,103.2           981.9               (1.9)            619.5

Other. . . . . . . . . . . . . . . .             123.0            1.0             2.9                -                 121.1

Total Plant. . . . . . . . . . . . .          17,879.4        2,352.2(d)      1,826.0               17.3          18,422.9





*See page 4 of 4 for descriptions of Notes.


                                       NEW YORK TELEPHONE COMPANY AND SUBSIDIARY               SCHEDULE V - Page 4 of 4
                                       CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                             SCHEDULE V - TELEPHONE PLANT
                                                       FOOTNOTES




<F01>
(a)  These additions, other than additions to Land and Buildings, include material purchased from affiliated companies.
      Additions shown also include (1) allowance for funds used during construction and (2) transfers, principally
     Central Office Equipment completed, from Telephone Plant Under Construction to the applicable classifications of Telephone Plant in Service.  Additions were due principally to the upgrade of switching and circuit equipment.

<F02>
(b)  Items of telephone plant when retired or sold, are deducted from the property accounts at the amounts at which they are included therein (estimated if not known).

<F03>
(c)  Includes (1) the original cost (estimated if not known) of reused material, which is concurrently credited to
     Inventories and (2) reclassifications between the Telephone Plant in Service classifications listed.

<F04>
(d)  Additions on this Schedule V do not equal Capital expenditures on the Company's Consolidated Statements of Cash
     Flows due primarily to the exclusion of additions under capital lease obligations, the equity component of allowance for funds used during construction and construction transfers.

                                         NEW YORK TELEPHONE COMPANY AND SUBSIDIARY                   SCHEDULE VI - Page 1 of 4
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                                              AMORTIZATION OF TELEPHONE PLANT
                                                   (DOLLARS IN MILLIONS)

    COLUMN A                                  COLUMN B        COLUMN C        COLUMN D          COLUMN E            COLUMN F
                                               Balance                                         Other              Balance
                                                 at                          Retirements       Changes              at
                                               12/31/92      Additions         Note (a)*       Note (b)*          12/31/93

Buildings. . . . . . . . . . . . . .             317.8           32.7            19.8               (0.4)            330.3

Furniture and Other Equipment. . . .               6.5            4.3             0.4                -                10.4

Telephone Plant and Equipment
  Central Office Equipment . . . . .           3,104.0          830.4           533.5                2.8           3,403.7
  Cable and Wiring . . . . . . . . .           1,984.5          407.2           130.5               (0.1)          2,261.1
  Conduit and Poles. . . . . . . . .             548.2           54.1            14.5                0.2             588.0
  Station and Terminal Equipment . .             521.9           61.1            19.0               (2.6)            561.4
  Other. . . . . . . . . . . . . . .             376.5           45.1            39.5                 -              382.1

Other. . . . . . . . . . . . . . . .              40.7            3.9             1.0               (0.1)             43.5

Total Accumulated Depreciation . . .           6,900.1        1,438.8           758.2               (0.2)          7,580.5





*See page 4 of 4 for description of Notes.

                                         NEW YORK TELEPHONE COMPANY AND SUBSIDIARY                   SCHEDULE VI - Page 2 of 4
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                                              AMORTIZATION OF TELEPHONE PLANT
                                                   (DOLLARS IN MILLIONS)

    COLUMN A                                  COLUMN B       COLUMN C        COLUMN D           COLUMN E            COLUMN F
                                               Balance                                         Other              Balance
                                                 at                          Retirements       Changes              at
                                               12/31/91      Additions         Note (a)*       Note (b)*          12/31/92

Buildings. . . . . . . . . . . . . .             300.4           31.6            14.1               (0.1)            317.8

Furniture and Other Equipment. . . .              10.1            3.3             4.3               (2.6)              6.5

Telephone Plant and Equipment
  Central Office Equipment . . . . .           2,510.7          799.5           432.6              226.4           3,104.0
  Cable and Wiring . . . . . . . . .           1,722.5          396.9           134.5               (0.4)          1,984.5
  Conduit and Poles. . . . . . . . .             503.1           51.5             8.9                2.5             548.2
  Station and Terminal Equipment . .             487.5           56.6            20.1               (2.1)            521.9
  Other. . . . . . . . . . . . . . .             368.1           67.7            70.6               11.3             376.5

Reserve Deficiency . . . . . . . . .             250.7            -               -               (250.7)              -

Other. . . . . . . . . . . . . . . .              37.4            3.9             0.8                0.2              40.7

Total Accumulated Depreciation . . .           6,190.5        1,411.0           685.9              (15.5)          6,900.1





*See page 4 of 4 for descriptions of Notes.

                                         NEW YORK TELEPHONE COMPANY AND SUBSIDIARY                   SCHEDULE VI - Page 3 of 4
                                         CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                   SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                                              AMORTIZATION OF TELEPHONE PLANT
                                                   (DOLLARS IN MILLIONS)

    COLUMN A                                  COLUMN B       COLUMN C         COLUMN D          COLUMN E            COLUMN F
                                               Balance                                         Other              Balance
                                                 at                          Retirements       Changes              at
                                               12/31/90      Additions         Note (a)*       Note (b)*          12/31/91

Buildings. . . . . . . . . . . . . .             224.3           29.1            11.4               58.4             300.4

Furniture and Other Equipment. . . .              11.6            2.5             1.1               (2.9)             10.1

Telephone Plant and Equipment
  Central Office Equipment . . . . .           2,858.0          798.9           626.9             (519.3)          2,510.7
  Cable and Wiring . . . . . . . . .           2,091.7          258.5           140.4             (487.3)          1,722.5
  Conduit and Poles. . . . . . . . .             508.5           49.3            11.1              (43.6)            503.1
  Station and Terminal Equipment . .             440.9           64.4            23.5                5.7             487.5
  Other. . . . . . . . . . . . . . .             384.1           59.3            82.4                7.1             368.1

Reserve Deficiency . . . . . . . . .            (801.2)          58.2             -                993.7             250.7

Other. . . . . . . . . . . . . . . .              35.8            4.5             2.8               (0.1)             37.4

Total Accumulated Depreciation . . .           5,753.7        1,324.7           899.6               11.7           6,190.5





*See Page 4 of 4 for description of Notes.


                                       NEW YORK TELEPHONE COMPANY AND SUBSIDIARY               SCHEDULE VI - Page 4 of 4
                                       CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                 SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                                            AMORTIZATION OF TELEPHONE PLANT
                                                       FOOTNOTES




<F01>
(a)  Retirements on this Schedule VI do not equal retirements per the related Schedule V due to the effects of accounting for cost of removal and salvage as prescribed by the NYSPSC and the FCC.

<F02>
(b)  Principally includes billing adjustments.

                                                                                                          SCHEDULE VIII


                                          NEW YORK TELEPHONE COMPANY AND SUBSIDIARY
                                          CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                    (DOLLARS IN MILLIONS)



       COLUMN A                     COLUMN B                     COLUMN C                  COLUMN D        COLUMN E

                                      Balance at                ADDITIONS                                 Balance at
        Description                  Beginning of    Charged to Costs    Charged to        Deductions       End of
                                        Period         and Expenses    Other Accounts                       Period

Allowance for Uncollectibles

    Year 1993 . . . . . . . . . . .      128.3              77.8             78.1 (a)       149.4 (b)        134.8

    Year 1992 . . . . . . . . . . .      117.9              75.8            101.6 (a)       167.0 (b)        128.3

    Year 1991 . . . . . . . . . . .      126.5              71.1             73.6 (a)       153.3 (b)        117.9


Organizational Restructuring

    Year 1993 . . . . . . . . . . .       32.9             721.3               -             32.9            721.3

    Year 1992 . . . . . . . . . . .      219.6               -                 -            186.7             32.9

    Year 1991 . . . . . . . . . . .       -                202.0             17.6 (c)         -              219.6





<F01>
(a)  Includes amounts to establish a reserve for purchased accounts receivable.

<F02>
(b)  Amounts written-off as uncollectible.  Amounts previously written-off are credited directly to this account when recovered.

<F03>
(c)  Amounts charged to revenues and other income.
