Form 10-Q
period 1994-03-31
NEW YORK TELEPHONE CO
filed 1994-05-12
CIK 71689

Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark one)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1994

                                      OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to


                        Commission File Number 1-3435


                          NEW YORK TELEPHONE COMPANY


             Incorporated under the laws of the State of New York

               I.R.S. Employer Identification Number 13-5275510

            1095 Avenue of the Americas, New York, New York 10036


                       Telephone Number (212) 395-2121


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF NYNEX CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No     .

                                               PAGE 2
Form 10-Q Part I                               New York Telephone Company

                        PART I - FINANCIAL INFORMATION

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                          (In Millions) (Unaudited)
                                                  For The Three Months Ended
                                                           March 31,
                                                        1994       1993
OPERATING REVENUES
  Local service. . . . . . . . . . . . . . . . .     $1,168.2   $1,147.7
  Long distance. . . . . . . . . . . . . . . . .         88.3       93.5
  Network access . . . . . . . . . . . . . . . .        567.6      558.1
  Other. . . . . . . . . . . . . . . . . . . . .         95.4      146.6
     Total operating revenues. . . . . . . . . .      1,919.5    1,945.9

OPERATING EXPENSES
  Maintenance and support. . . . . . . . . . . .        628.0      556.3
  Depreciation and amortization. . . . . . . . .        367.2      358.1
  Marketing and customer services. . . . . . . .        249.7      230.5
  Taxes other than income taxes. . . . . . . . .        200.0      219.2
  Provision for uncollectibles . . . . . . . . .         21.2       15.0
  Other. . . . . . . . . . . . . . . . . . . . .        147.6      211.6
     Total operating expenses. . . . . . . . . .      1,613.7    1,590.7

Operating income . . . . . . . . . . . . . . . .        305.8      355.2

Other income - net . . . . . . . . . . . . . . .          3.3       19.7

Interest expense . . . . . . . . . . . . . . . .         74.7       88.6

Earnings before Income taxes and
   cumulative effect of change in
   accounting principle. . . . . . . . . . . . .        234.4      286.3


Income taxes . . . . . . . . . . . . . . . . . .         72.2       81.0

Earnings before cumulative effect of change
   in accounting principle . . . . . . . . . . .        162.2      205.3

Cumulative effect of change in accounting
   for postemployment benefits, net of
   taxes . . . . . . . . . . . . . . . . . . . .         -         (90.8)*

NET INCOME . . . . . . . . . . . . . . . . . . .     $  162.2   $  114.5 *

Retained Earnings
Beginning of period. . . . . . . . . . . . . . .     $1,082.0   $1,813.6
     Net income. . . . . . . . . . . . . . . . .        162.2      114.5 *
     Dividends . . . . . . . . . . . . . . . . .       (181.3)    (181.0)
End of period. . . . . . . . . . . . . . . . . .     $1,062.9   $1,747.1 *

* Restated to reflect the adoption of Statement of Financial Accounting
  Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

  See accompanying notes to consolidated financial statements.

                                               PAGE 3
Form 10-Q Part I                               New York Telephone Company

                         CONSOLIDATED BALANCE SHEETS
                                (In Millions)

                                                    March 31,    December 31,
                                                      1994           1993
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and temporary cash investments. . . . .    $    32.5       $     7.5
  Receivables (net of allowance of $131.8
    and $134.8, respectively). . . . . . . . .      1,368.3         1,427.5
  Deferred charges . . . . . . . . . . . . . .         85.0            55.5
  Deferred income taxes. . . . . . . . . . . .         32.2            99.4
  Inventory. . . . . . . . . . . . . . . . . .         69.0            72.4
  Prepaid expenses and other . . . . . . . . .        141.5           102.9
    Total current assets . . . . . . . . . . .      1,728.5         1,765.2

Telephone plant - at cost. . . . . . . . . . .     19,889.2        19,696.5
  Less:  accumulated depreciation. . . . . . .      7,847.5         7,580.5
                                                   12,041.7        12,116.0

Deferred charges and other . . . . . . . . . .      1,549.7         1,554.2

  Total Assets . . . . . . . . . . . . . . . .    $15,319.9       $15,435.4

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . .    $ 1,606.9       $ 1,744.7
  Short-term debt. . . . . . . . . . . . . . .        254.1           255.7
  Dividends payable. . . . . . . . . . . . . .        181.2           181.0
  Taxes accrued. . . . . . . . . . . . . . . .        166.6            48.3
  Advance billing and customers' deposits. . .        185.3           187.2
  Interest accrued . . . . . . . . . . . . . .         64.0            58.2
    Total current liabilities. . . . . . . . .      2,458.1         2,475.1

Long-term debt . . . . . . . . . . . . . . . .      3,976.2         3,972.1
Deferred income taxes. . . . . . . . . . . . .      1,719.7         1,826.9
Unamortized investment tax credits . . . . . .        236.9           244.9
Other long-term liabilities and deferred
  credits. . . . . . . . . . . . . . . . . . .      1,762.9         1,731.2
    Total liabilities. . . . . . . . . . . . .     10,153.8        10,250.2
Commitments and contingencies (Notes (d)
  and (e))
Share owner's equity:
  Common stock - one share, without par value.      4,103.2         4,103.2
  Retained earnings. . . . . . . . . . . . . .      1,062.9         1,082.0
    Total share owner's equity . . . . . . . .      5,166.1         5,185.2

  Total Liabilities and Share Owner's Equity .    $15,319.9       $15,435.4

See accompanying notes to consolidated financial statements.

                                               PAGE 4
Form 10-Q Part I                               New York Telephone Company

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Millions) (Unaudited)
                                                  For The Three Months Ended
                                                          March 31,
                                                      1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . .        $ 162.2       $ 114.5 *
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization . . . . . . . .          367.2         358.1
Allowance for funds used during
  construction - equity component . . . . . .           (4.7)         (5.9)
Change in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . .           59.2          43.7
  Current Deferred charges, Inventory and
    Prepaid expenses and other. . . . . . . .            2.5        (164.1)
  Accounts payable, Taxes Accrued, Deferred
    income taxes Advance billing and
    customers' deposits and Interest accrued.          (15.6)        (75.9)*
Deferred income taxes and Unamortized
  investment tax credits. . . . . . . . . . .         (115.2)         64.4 *
Other long-term liabilities and
  deferred credits. . . . . . . . . . . . . .           31.7          81.5 *
Other - net . . . . . . . . . . . . . . . . .          (16.5)         13.7
Total adjustments . . . . . . . . . . . . . .          308.6         315.5

  Net cash provided by operating
  activities. . . . . . . . . . . . . . . . .          470.8         430.2

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . .         (266.7)       (238.2)
  Advances from NYNEX . . . . . . . . . . . .            -          (198.2)

  Net cash used in investing activities . . .         (266.7)       (436.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX . . . . . . . . . . . .         (590.2)       (113.2)
  Dividends paid to NYNEX . . . . . . . . . .         (181.0)       (174.9)
  Issuance of long-term debt. . . . . . . . .          593.5         295.9
  Repayment of long-term debt and
    capital leases. . . . . . . . . . . . . .           (1.4)         (1.3)

  Net cash (used) provided by financing
  activities. . . . . . . . . . . . . . . . .         (179.1)          6.5

Net increase in Cash and
  temporary cash investments. . . . . . . . .           25.0            .3
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . .            7.5          24.7
Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . .        $  32.5       $  25.0

* Restated to reflect the adoption of Statement of Financial Accounting
  Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

See accompanying notes to consolidated financial statements.

                                               PAGE 5
Form 10-Q Part I                               New York Telephone Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K.

(b) CASH AND TEMPORARY CASH INVESTMENTS - The Company's cash management policy is to make funds available in banks when checks are presented. At March 31, 1994, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $74.4 million.

(c) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                    For the
                                               Three Months Ended
                                                   March 31,
                                                 1994      1993
                                                 (in millions)
Income tax (refunds) payments ................  $(40.4)    $99.7
Interest payments ............................  $ 62.8     $55.0

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters may possibly require the refund of a portion of the revenues collected in the current and prior periods, including affiliate transactions issues in the Company's 1990 intrastate rate case and overearnings complaints by interstate access customers. As of March 31, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $175 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

                                               PAGE 6
Form 10-Q Part I                               New York Telephone Company

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that various state and local tax claims aggregating approximately $305 million in tax and associated interest will be asserted against the Company for the period 1983 through the first quarter of 1994. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

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

                                               PAGE 7
Form 10-Q Part I                               New York Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

STATE REGULATORY MATTERS

As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1993), in the first phase of the incentive regulation proceeding, the New York State Public Service Commission ("NYSPSC") issued Orders on December 24, 1993 and January 28, 1994 for a reduction in the Company's rates of $170 million annually, effective January 1, 1994, and required that an additional $153.3 million of current revenues be made available "for the ultimate benefit of customers and the Company's competitive position through earnings incentives for short-term service improvements and a longer term plan for performance-based earning incentives and network improvements." That incentive regulatory plan will be pursued in a second phase of the proceeding during 1994. The Company has set aside
$31 million of the $153.3 million as ordered by the NYSPSC, as an incentive to improve overall service quality in the Brooklyn-Queens-Bronx service area.

BUSINESS RESTRUCTURING

As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1993), the Company recorded pretax charges of approximately $992 million in the fourth quarter of 1993 for business restructuring, including costs for severance and postretirement medical costs and for re-engineering the way service is delivered to customers. In the first quarter of 1994, the Company utilized approximately $9 million of the restructuring reserves, primarily for developing and marketing a single "NYNEX" brand identity and for systems re-engineering.

In February of 1994, the Board of Directors of NYNEX Corporation approved a pension enhancement for eligible management employees who retire through December 31, 1996. This enhancement will be offered at different times through 1996 according to local force requirements. The Company has reached an agreement with the Communications Workers of America and with the International Brotherhood of Electrical Workers ("IBEW") in New York which extends the existing labor agreements to August 1998 and provides a retirement incentive. The management and nonmanagement retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 9,000 employees by the end of 1996.

There were no significant cost savings as a result of business restructuring in the first quarter of 1994. Force reductions will begin in the second quarter of 1994 as re-engineering initiatives are implemented and as retirement incentives are offered to eligible employees.

                                               PAGE 8
Form 10-Q Part I                               New York Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the three months ended March 31, 1994 decreased
$26.4 million, or 1.4%, from the same period last year.  This decrease in total operating revenues is comprised of the following:
                                      Increase (Decrease)
                                     (Dollars in Millions)
     Local service. . . . . . . . . .      $ 20.5
     Long distance. . . . . . . . . .        (5.2)
     Network access . . . . . . . . .         9.5
     Other. . . . . . . . . . . . . .       (51.2)
                                           $(26.4)

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The increase in Local service revenues was primarily due to a net $49 million increase attributable to increased demand as evidenced by growth in access lines, growth in sales of calling features such as call waiting, remote call forwarding and touch-tone services, and higher usage associated with the severe winter storms. In addition, there was a $5 million increase due to a 1993 reduction in revenues associated with the reversal of a 1990 deferral of private line revenues. These increases were partially offset by a $33 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The decrease in Long distance revenues was primarily attributable to a $3 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above) and a decrease in demand for private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the Company.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Switched access revenues are charges to telecommunication carriers for access to the Company's local exchange facilities. Switched access revenues increased a net $16 million principally due to increased usage, partially offset by a reduction in interstate rates which included the phase-out of the equal access cost recovery charge and a $3 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above). Special access revenues are charges for dedicated lines that connect terminal locations of interexchange carriers and end users. Special access revenues decreased $7 million primarily due to a reduction in interstate rates, increased competition and customer shifts to lower priced Company services.

                                               PAGE 9
Form 10-Q Part I                               New York Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993
(Continued)

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The decrease in Other revenues was due principally to a $38 million reduction in revenues representing the first quarter deferral of the $153.3 million to be set aside as ordered by the NYSPSC (see STATE REGULATORY MATTERS above) and a $24 million decrease in revenues attributable to the 1993 reversal of previously recorded reductions in revenues in connection with the phase-out of ad valorem taxes on central office equipment. Partially offsetting these decreases was a $10 million increase due to the 1993 reversal of a 1992 deferral of revenues for concession service.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1994 increased
$23.0 million, or 1.5%, over the same period last year.  This increase in total operating expenses is comprised of the following:
                                    Increase (Decrease)
                                   (Dollars in Millions)
     Depreciation and amortization .        $ 9.1
     Taxes other than income taxes .        (19.2)
     All other:
        Employee related . . . . . .         24.2
        Other. . . . . . . . . . . .          8.9
                                            $23.0

Depreciation and amortization increased principally due to an increase in plant investment.

Taxes other than income taxes decreased from the same period last year principally due to a $23 million decrease in property taxes resulting primarily from lower assessments of property value.

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Wages and payroll taxes increased $16 million principally due to increases in salary and wage rates and additional labor costs due to initiatives to improve service quality, partially offset by decreases resulting from reductions in the Company's work force due to the transfer of employees to Telesector Resources Group, Inc. ("TRG") associated with re-engineering the way service is delivered to customers, including operating the Company and New England Telephone and Telegraph Company ("New England Telephone") as a single enterprise under the "NYNEX" brand (see Other operating expenses below). Benefit expenses increased $8 million primarily due to higher costs of providing medical coverage for active and retired employees.

<APGE>

                                               PAGE 10
Form 10-Q Part I                               New York Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993
(Continued)

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase in other operating expenses was due principally to a $20 million net increase in charges from affiliated companies primarily attributable to the transfer of employees from the Company to TRG (see Employee related costs above), a $7 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract with AT&T, and a $6 million increase in the Provision for uncollectibles. Partially offsetting these increases were a $9 million decrease attributable to the reversal in 1993 of deferred inside wire expense recorded in 1991 and 1992, a $7 million decrease due to the completion of equal access amortization in 1993, and a $5 million decrease in expenses relating to intra-LATA toll calling in upstate New York.

OTHER INCOME - NET

Other income - net for the three months ended March 31, 1994 decreased
$16.4 million from the same period last year. This decrease was primarily attributable to the termination in 1994 of payments from New England Telephone pursuant to the transition plan to phase in the earnings impact of the unified tariff access rate structure. This decrease was partially offset by an increase due to higher expenses in the first three months of 1993 for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 1994 decreased $13.9 million from the same period last year. This decrease was due primarily to lower average interest rates resulting from long-term debt refinancings during 1993.

INCOME TAXES

Income taxes for the three months ended March 31, 1994 decreased $8.8 million from the same period last year. This decrease was due principally to a decrease in taxable income, partially offset by an increase in tax expense associated with the enactment of the Revenue Reconciliation Act of 1993 on August 10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993.

                                               PAGE 11
Form 10-Q Part I                               New York Telephone Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993
(Continued)

FINANCING

On February 28, 1994, the Company issued $450 million of its Thirty Year
7 1/4% Debentures, due February 15, 2024, and $150 million of its Ten Year
6 1/4% Notes, due February 15, 2004. The net proceeds were used to repay short-term advances from NYNEX. At March 31, 1994, the Company had
$250 million of unissued, unsecured debt securities registered with the SEC.

Pursuant to the indentures for certain of its debentures, the Company has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15 month period prior to the date of the proposed issuance. As a result of the 1993 business restructuring charges, the Company does not currently meet the earnings coverage requirement.

                                               PAGE 12
Form 10-Q Part II                              New York Telephone Company


                         PART II - OTHER INFORMATION

Item 5.   Other Information

          Federal Regulatory Matters

          On April 1, 1994, New York Telephone Company (the "Company") filed tariffs to implement the fourth annual update to the price cap rates. These tariffs, as amended, will result in a net reduction in the Company's annual interstate access rates of approximately $10.1 million during the tariff period from July 1, 1994 to June 30, 1995.

          State Regulatory Matters

          As previously reported (see the Company's Annual Report on
          Form 10-K for the year ended December 31, 1993), the New York State Public Service Commission ("NYSPSC") has issued an Opinion and Order which would require the Company to provide IntraLATA Presubscription ("ILP") within 18 months of a bona fide request from a carrier. On April 4, 1994, the NYSPSC issued an opinion which confirmed the 18 month requirement, provided that Interexchange Carriers should pay the costs of ILP implementation, and ruled that the Company should be compensated for contribution losses resulting from ILP. In its decision, the NYSPSC suggested that certain issues relating to ILP would be made the subject of negotiations and a "collaborative effort" between the parties to the incentive regulation proceeding.

          See, also, discussion of STATE REGULATORY MATTERS in Part I, Management's Discussion and Analysis of Results of Operations.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
          Number

          (12)    Computation of Ratio of Earnings to Fixed Charges

(b)       Reports on Form 8-K

          The Company's Current Report on Form 8-K, date of report
          December 24, 1993 and filed January 13, 1994, reporting on Item 5.

                                               PAGE 13
Form 10-Q Part II                              New York Telephone Company




Item 6.   Exhibits and Reports on Form 8-K  (Continued)

          The Company's Current Report on Form 8-K, date of report
          January 24, 1994 and filed February 11, 1994, reporting on Item 5.

          The Company's Current Report on Form 8-K, date of report
          February 18, 1994 and filed February 18, 1994, reporting on Item 7.

          The Company's Current Report on Form 8-K, date of report
          February 18, 1994 and filed February 18, 1994, reporting on Item 7.

          The Company's Current Report on Form 8-K, date of report
          February 17, 1994 and filed February 25, 1994, reporting on Item 5.

                                               PAGE 14
Form 10-Q                                      New York Telephone Company


SIGNATURE


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  New York Telephone Company


                                                  Mel Meskin
                                                  Mel Meskin
                                  Vice President - Finance and Treasurer
                                  (Principal Financial and Chief Accounting
                                   Officer)


May 11, 1994