Form 10-Q
period 1994-06-30
NEW YORK TELEPHONE CO
filed 1994-08-10
CIK 71689

Form 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark one)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1994

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

                                            For The              For The
                                      Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                         1994      1993       1994      1993

OPERATING REVENUES
  Local service. . . . . . . . . . . $1,189.3  $1,176.1   $2,357.5  $2,323.8
  Long distance. . . . . . . . . . .     85.0      94.4      173.3     187.9
  Network access . . . . . . . . . .    552.1     557.1    1,119.7   1,115.2
  Other. . . . . . . . . . . . . . .     88.9     134.6      184.3     281.2
   Total operating revenues. . . . .  1,915.3   1,962.2    3,834.8   3,908.1

OPERATING EXPENSES
  Maintenance and support. . . . . .    602.0     599.2    1,230.0   1,155.5
  Depreciation and amortization. . .    371.5     358.8      738.7     716.9
  Marketing and customer services. .    246.1     247.8      495.8     478.3
  Taxes other than income taxes. . .    199.7     203.9      399.7     423.1
  Provision for uncollectibles . . .     22.5      13.7       43.7      28.7
  Other. . . . . . . . . . . . . . .    494.4     154.5      642.0     366.1
   Total operating expenses. . . . .  1,936.2   1,577.9    3,549.9   3,168.6

Operating income . . . . . . . . . .    (20.9)    384.3      284.9     739.5

Other income - net . . . . . . . . .      4.8      19.6        8.1      39.3

Interest expense . . . . . . . . . .     76.6      89.3      151.3     177.9

Earnings before income taxes
  and cumulative effect of change
  in accounting principle. . . . . .    (92.7)    314.6      141.7     600.9

Income taxes . . . . . . . . . . . .    (42.7)     90.2       29.5     171.2

Earnings (loss) before cumulative
  effect of change in accounting
  principle. . . . . . . . . . . . .    (50.0)    224.4      112.2     429.7

Cumulative effect of change in
  accounting for postemployment
  benefits, net of taxes . . . . . .      -        -          -        (90.8)*

NET INCOME (LOSS). . . . . . . . . . $  (50.0) $  224.4   $  112.2  $  338.9 *

RETAINED EARNINGS
  Beginning of period. . . . . . . . $1,062.9  $1,747.1*  $1,082.0  $1,813.6
   Net income (loss) . . . . . . . .    (50.0)    224.4      112.2     338.9 *
   Dividends . . . . . . . . . . . .   (181.1)   (180.9)    (362.4)   (361.9)
  End of period. . . . . . . . . . . $  831.8  $1,790.6*  $  831.8  $1,790.6 *

*  Restated to reflect the adoption of Statement of Financial Accounting
   Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.
          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                               New York Telephone Company


                         CONSOLIDATED BALANCE SHEETS
                                (In millions)
                                                    June 30,     December 31,
                                                      1994           1993
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and temporary cash investments. . . . .    $    41.2       $     7.5
  Receivables (net of allowance of $135.2
    and $134.8, respectively). . . . . . . . .      1,448.7         1,427.5
  Deferred charges . . . . . . . . . . . . . .         75.2            55.5
  Deferred income taxes. . . . . . . . . . . .          2.5            99.4
  Inventory. . . . . . . . . . . . . . . . . .         65.6            72.4
  Prepaid expenses and other . . . . . . . . .         90.5           102.9
    Total current assets . . . . . . . . . . .      1,723.7         1,765.2

Telephone plant - at cost. . . . . . . . . . .     20,019.0        19,696.5
  Less:  accumulated depreciation. . . . . . .      8,018.3         7,580.5
                                                   12,000.7        12,116.0

Deferred charges and other . . . . . . . . . .      1,539.8         1,554.2

  Total Assets . . . . . . . . . . . . . . . .    $15,264.2       $15,435.4

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . .    $ 1,650.6       $ 1,744.7
  Short-term debt. . . . . . . . . . . . . . .        350.7           255.7
  Dividends payable. . . . . . . . . . . . . .        181.2           181.0
  Taxes accrued. . . . . . . . . . . . . . . .         41.8            48.3
  Advance billing and customers' deposits. . .        183.1           187.2
  Interest accrued . . . . . . . . . . . . . .         11.4            58.2
    Total current liabilities. . . . . . . . .      2,418.8         2,475.1

Long-term debt . . . . . . . . . . . . . . . .      3,975.0         3,972.1
Deferred income taxes. . . . . . . . . . . . .      1,588.1         1,826.9
Unamortized investment tax credits . . . . . .        228.8           244.9
Other long-term liabilities and deferred
  credits. . . . . . . . . . . . . . . . . . .      2,118.5         1,731.2
    Total liabilities. . . . . . . . . . . . .     10,329.2        10,250.2

Commitments and contingencies (Notes (d) and (e))

Share owner's equity:
  Common stock - one share, without par value.      4,103.2         4,103.2
  Retained earnings. . . . . . . . . . . . . .        831.8         1,082.0
    Total share owner's equity . . . . . . . .      4,935.0         5,185.2

  Total Liabilities and Share Owner's Equity .    $15,264.2       $15,435.4

         See accompanying notes to consolidated financial statements.

                                     -3-

Form 10-Q Part I                               New York Telephone Company

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In millions) (Unaudited)
                                                  For the Six Months Ended
                                                          June 30,
                                                      1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . .        $ 112.2       $ 338.9 *
Adjustments to reconcile net income to net. .
  cash provided by operating activities:
Depreciation and amortization . . . . . . . .          738.7         716.9
Allowance for funds used during
  construction - equity component . . . . . .           (9.3)        (11.6)
Change in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . .          (21.2)         36.5
  Current Deferred charges, Inventory,
    Deferred income taxes and Prepaid
    expenses and other. . . . . . . . . . . .           96.4        (115.3)
  Accounts payable, Deferred income taxes,
    Taxes accrued, Advance billing and
    customers' deposits and Interest accrued.         (151.5)       (231.3)*
Deferred income taxes and Unamortized
  investment tax credits. . . . . . . . . . .         (254.9)        132.9 *
Other long-term liabilities and
  deferred credits. . . . . . . . . . . . . .          387.3          41.2 *
Other - net . . . . . . . . . . . . . . . . .          (16.1)         35.6
Total adjustments . . . . . . . . . . . . . .          769.4         604.9

Net cash provided by operating
  activities. . . . . . . . . . . . . . . . .          881.6         943.8

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . .         (582.7)        (531.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX . . . . . . . . . . . .         (493.7)       (243.2)
  Dividends paid to NYNEX . . . . . . . . . .         (362.2)       (355.9)
  Issuance of long-term debt. . . . . . . . .          593.5         494.3
  Repayment of long-term debt and capital
    leases. . . . . . . . . . . . . . . . . .         (  2.8)       (  2.6)
  Debt refinancings and call premiums . . . .            -          (309.2)

Net cash used in financing activities . . . .         (265.2)       (416.6)

Net increase (decrease) in Cash and
  temporary cash investments. . . . . . . . .           33.7          (4.4)
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . .            7.5          24.7
Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . .        $  41.2       $  20.3

* Restated to reflect the adoption of Statement of Financial Accounting
  Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

See accompanying notes to consolidated financial statements.

Form 10-Q Part I                               New York Telephone Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q.

(b) CASH AND TEMPORARY CASH INVESTMENTS - The Company's cash management policy is to make funds available in banks when checks are presented. At June 30, 1994, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $48.8 million.

(c) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":
                                                    For the
                                               Six Months Ended
                                                   June 30,
                                                 1994      1993
                                                 (In millions)

Income tax payments ..........................  $166.6    $307.0
Interest payments ............................  $125.9    $159.1

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters may possibly require the refund of a portion of the revenues collected in the current and prior periods, including affiliate transactions issues in the Company's 1990 intrastate rate case and overearnings complaints by interstate access customers. As of June 30, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $188 million plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

Form 10-Q Part I                               New York Telephone Company

                                 (Unaudited)

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $210 million in tax and $137 million in associated interest will be asserted against the Company for the period 1983 through the second quarter of 1994. The claims relate to the taxability of the Company's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and the Company is presenting its arguments against those adjustments. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

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

Form 10-Q Part I                               New York Telephone Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

STATE REGULATORY MATTERS

As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1993), in the first phase of the incentive regulation proceeding, the New York State Public Service Commission ("NYSPSC") issued Orders on December 24, 1993 and January 28, 1994 for a reduction in the Company's rates of $170 million annually, effective January 1, 1994, and required that an additional $153 million of current revenues be made available "for the ultimate benefit of customers and the Company's competitive position through earnings incentives for short-term service improvements and a longer term plan for performance-based earning incentives and network improvements." That incentive regulatory plan is currently being pursued in the second phase of the proceeding. The $170 million rate reduction was intended to reduce intrastate revenues by approximately
$141 million annually. As ordered by the NYSPSC, the Company has designated $31 million of the $153 million as an incentive to improve overall service quality in the Brooklyn-Queens-Bronx service area.

As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1993), on February 4, 1993, the NYSPSC issued an order with respect to the Second and Third Stages, permitting the Company to retain 1993 earnings above a return on equity of 11.7% and up to 12.7%, depending on its attainment of specified service-quality criteria, with earnings above 12.7% return on equity to be held for the ratepayers' benefit. The Company has submitted a report to the NYSPSC showing 1993 earnings below 11.7%. The NYSPSC is currently reviewing the Company's submission.

BUSINESS RESTRUCTURING

Second quarter 1994 results include approximately $300 million of pretax charges ($195 million after-tax) for pension enhancements for approximately 500 management and 1,900 nonmanagement employees who elected during the quarter to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("TRG") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension enhancements and the Company's allocation of TRG's pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 9,000 employees by the end of 1996. The components of the $300 million pretax charges are as follows:
$153 million ($100 million after-tax) for pension enhancements, $116 million ($75 million after-tax) for associated postretirement medical benefits, $23 million ($15 million after-tax) for charges allocated to the Company from TRG for its associated postretirement medical benefits and $8 million
($5 million after-tax) for charges allocated to the Company from TRG for its pension enhancements.

Form 10-Q Part I                               New York Telephone Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

The retirement incentives credit employees with an additional six years towards both their age and their length of service for the purpose of determining pension eligibility and benefits. Much of the cost of the incentives will be funded by NYNEX's pension plans. This incentive also resulted in more individuals qualifying for lifetime medical coverage than under the severance plan. The pension enhancement to the NYNEX management pension plan was announced in February 1994 and will be offered at different times through 1996 according to local force requirements. The Company's agreements with the Communications Workers of America and with the International Brotherhood of Electrical Workers ("IBEW") in New York, which extend the existing labor agreements to August 1998, provide a retirement incentive (see COLLECTIVE BARGAINING AGREEMENTS below).

The restructuring reserve balance for the 1993 business restructuring charges at June 30, 1994 was approximately $573 million, excluding the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business restructuring. In the first six months of 1994, the Company reduced 1993 restructuring reserves by $148 million as follows: $54 million of severance reserves was transferred to the pension liability on a per employee basis as a result of employees' leaving under the special pension enhancements as opposed to severance provisions as previously accrued for; $8 million was utilized for other retiree costs; $12 million was utilized for developing a single "NYNEX" brand identity; $31 million was utilized for the Company's allocation of TRG's pension enhancements; $24 million was utilized for the Company's allocation of TRG's postretirement medical benefits; and $19 million was utilized for the Company's allocation of TRG's process re-engineering. Additionally, $26 million of reserves accrued in 1991 for severance costs related to TRG was utilized for the Company's allocation of TRG's pension enhancements.

There were no significant cost savings as a result of business restructuring in the first six months of 1994. Since most of the employees that left the Company under the terms of the enhanced pension offering left in late June, the expense savings associated with this force reduction have not yet been realized.

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the six months ended June 30, 1994 decreased
$73.3 million, or 1.9%, from the same period last year. This decrease in total operating revenues is comprised of the following:

                                     Increase (Decrease)
                                       (In millions)
      Local service. . . . . . . . .       $ 33.7
      Long distance. . . . . . . . .        (14.6)
      Network access . . . . . . . .          4.5
      Other. . . . . . . . . . . . .        (96.9)
                                           $(73.3)

Form 10-Q Part I                               New York Telephone Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

OPERATING REVENUES (Continued)

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The increase in Local service revenues was primarily due to a net $95 million increase attributable to increased demand as evidenced by growth in access lines, growth in sales of calling features, such as call waiting, remote call forwarding and touch-tone services, and higher usage associated with the severe winter storms. In addition, there was a $5 million increase due to a 1993 reduction in revenues associated with the reversal of a 1990 deferral of private line revenues. These increases were partially offset by a $67 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The decrease in Long distance revenues was primarily attributable to a $7 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above) and a decrease in demand for private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the Company.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Switched access revenues are charges to telecommunications carriers for access to the Company's local exchange facilities. Switched access revenues increased a net $17 million principally due to increased usage, partially offset by a reduction in interstate rates, which included the phase-out of the equal access cost recovery charge, and by a $6 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above). Special access revenues are charges for dedicated lines that connect terminal locations of interexchange carriers and end users. Special access revenues decreased $12 million primarily due to a reduction in interstate rates, increased competition and customer shifts to lower priced Company services.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The decrease in Other revenues was due principally to a $77 million reduction in revenues as ordered by the NYSPSC representing the first and second quarter deferrals of the $153 million (see STATE REGULATORY MATTERS above), a $24 million decrease in revenues attributable to the 1993 reversal of previously recorded reductions in revenues in connection with the phase-out of ad valorem taxes on central office equipment, and a $7 million decrease due to the cessation of imputed revenues for procurement costs. Partially offsetting these decreases was a $10 million increase due to the 1993 reversal of a 1992 deferral of revenues for concession service.

Form 10-Q Part I                               New York Telephone Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 1994 increased
$381.3 million, or 12.0%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                           Increase (Decrease)
                                              (In millions)

     Depreciation and amortization. . . .        $ 21.8
     Taxes other than income taxes. . . .         (23.4)
     All other:
       Business restructuring charges . .         299.7
       Employee related . . . . . . . . .          37.1
       Other. . . . . . . . . . . . . . .          46.1
                                                 $381.3

Depreciation and amortization increased principally due to a $25 million increase in plant investment.

Taxes other than income taxes decreased principally due to a $28 million decrease in property taxes resulting from lower assessments of property value, partially offset by a $2 million increase in New York State capital stock tax.

Business restructuring charges recorded in the second quarter consisted of incremental costs related to pension enhancements (see BUSINESS RESTRUCTURING above).

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Wages and payroll taxes increased a net $32 million principally due to increases in salary and wage rates and additional labor costs due to initiatives to improve service quality, partially offset by reductions in the Company's work force attributable to the Company's force reduction program and the transfer of employees to TRG associated with re-engineering the way service is delivered to customers, including operating the Company and New England Telephone and Telegraph Company ("New England Telephone") as a single enterprise under the "NYNEX" brand (see Other operating expenses below). Benefit expenses increased $8 million primarily due to higher costs of providing medical coverage for active and retired employees.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase in other operating expenses was due principally to a $42 million net increase in charges from affiliated companies due to an increase in contracted and centralized services and the transfer of employees from the Company and NYNEX Corporate to TRG (see Employee related costs above), a $23 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract with AT&T, and a $15 million increase in the

Form 10-Q Part I                               New York Telephone Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

OPERATING EXPENSES (Continued)

Provision for uncollectibles. Partially offsetting these increases were a $12 million decrease in right-to-use fees due to lower purchases of software, a $14 million decrease due to the completion of equal access amortization in 1993 and a $9 million decrease attributable to the reversal in 1993 of deferred inside wire expense recorded in 1991 and 1992.

OTHER INCOME - NET

Other income - net for the six months ended June 30, 1994 decreased
$31.2 million from the same period last year due principally to a $28 million decrease resulting from the completion in 1993 of the transition plan with New England Telephone to phase in the earnings impact of the unified tariff access rate structure. This decrease was partially offset by an increase due to higher expenses in the first six months of 1993 for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1994 decreased
$26.6 million from the same period last year, primarily due to lower average interest rates resulting from long-term debt refinancings during 1993 and higher expenses in the first six months of 1993 for interest on customer overbillings.

INCOME TAXES

Income taxes for the six months ended June 30, 1994 decreased $141.7 million from the same period last year, principally due to a $147 million decrease as a result of a decrease in taxable income, partially offset by a $5 million increase in tax expense associated with the enactment of the Revenue Reconciliation Act of 1993 on August 10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993.

FINANCING

At June 30, 1994, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

Pursuant to the indentures for certain of its debentures, the Company has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15 month period prior to the date of the proposed issuance. As a result of the 1993 business restructuring charges and the 1994 pension enhancements, the Company does not currently meet the earnings coverage requirement.

Form 10-Q Part I                               New York Telephone Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

COLLECTIVE BARGAINING AGREEMENTS

On March 24, 1994, an agreement was reached with the Communications Workers of America and Local 2213 of the International Brotherhood of Electrical Workers ("IBEW") in New York to extend through August 8, 1998 the collective bargaining agreements that were to expire on August 5, 1995. The agreements were ratified in May 1994. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. Wages will increase 4.0% on August 6, 1995, 3.5% on August 4, 1996 and 3.0% on August 3, 1997. In 1997 there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of Company-initiated "process change", an enhanced educational program and incentives to improve service quality.

Form 10-Q Part II                              New York Telephone Company

                         PART II - OTHER INFORMATION

ITEM 5.   Other Information

          STATE REGULATORY MATTERS

          As previously reported (see New York Telephone Company ("the Company's") Annual Report on Form 10-K for the year ended
          December 31, 1993), the New York State Public Service Commission ("NYSPSC") has issued an Opinion and Order which would require the Company to provide IntraLATA Presubscription ("ILP") within 18 months of a bona fide request from a carrier. ILP would give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls. On April 4, 1994, the NYSPSC issued an opinion which confirmed the 18 month requirement, provided that Interexchange Carriers should pay the cost of ILP implementation, and ruled that the Company should be compensated for contribution losses resulting from ILP. In its decision, the NYSPSC suggested that certain issues relating to ILP, including scheduling, would be made the subject of negotiations and a "collaborative effort" between the parties to the incentive regulation proceeding.

          See, also, discussion of STATE REGULATORY MATTERS in Part I, Management's Discussion and Analysis of Results of Operations.

          FEDERAL REGULATORY MATTERS

          In June of 1994, the Federal Communications Commission ("FCC") concluded a review of the performance of local exchange carriers ("LECs") during the initial period of price cap regulation. The Company and New England Telephone and Telegraph Company
          ("New England Telephone") (collectively, the "Telephone Companies") filed comments advocating price cap and access reform to keep pace with the intensifying competitive environment. Among other things, the Telephone Companies recommended increased pricing flexibility, elimination of sharing and low end adjustment mechanisms, and reduction of the productivity factor. An FCC decision is pending.

          On June 10, 1994, the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") overturned the FCC's 1992 requirement that LECs allow collocation, on a physical or "virtual" basis, of third parties' transmission equipment in the LECs' central offices. On July 14, 1994, the FCC, on remand from the Court of Appeals, modified its virtual collocation requirement and directed the LECs to file compliance tariffs by September 1, 1994, to be effective December 15, 1994.

          On July 1, 1994, the Company implemented the fourth annual update to the price cap rates. These tariffs will result in a net reduction in the Company's annual interstate access rates of approximately $9.1 million during the tariff period from July 1, 1994 to June 30, 1995.

Form 10-Q Part II                              New York Telephone Company

          On July 12, 1994, the Court of Appeals reversed the FCC's order that had denied price cap LECs, including the Company, recovery in interstate rates of increased costs of other postretirement employee benefits, resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Court remanded the matter to the FCC for further proceedings.

          OPERATIONS UNDER THE MODIFICATION OF FINAL JUDGMENT

          On July 6, 1994, NYNEX Corporation, Bell Atlantic Corporation, BellSouth Corporation and Southwestern Bell Corporation filed a motion in the United States District Court for the District of Columbia to vacate the Modification of Final Judgment.

ITEM 6.   Exhibits and Reports on Form 8-K

(b)       Reports on Form 8-K.

          No Report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q                                      New York Telephone Company






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





August 10, 1994