Form 10-Q/A
period 1994-06-30
NEW YORK TELEPHONE CO
filed 1994-10-31
CIK 71689

Form 10-Q/A


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

                         AMENDMENT NO. 1

The registrant hereby amends the Form 10-Q for the quarterly period ended June 30, 1994, to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements, as set forth in "Part 1 - Financial Information" attached hereto.

The effect of the correction on net income for the second quarter was a decrease of $61.9 million, net of income tax of $33.3 million.

Form 10-Q/A Part I                     New York Telephone Company

                 PART I - FINANCIAL INFORMATION

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (In millions) (Unaudited)

                                         For The             For The
                                   Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                      1994 #    1993     1994 #    1993
OPERATING REVENUES
 Local service. . . . . . . . . . .   $1,189.3 $1,176.1  $2,357.5  $2,323.8
 Long distance. . . . . . . . . . .       85.0     94.4     173.3     187.9
 Network access . . . . . . . . . .      552.1    557.1   1,119.7   1,115.2
 Other. . . . . . . . . . . . . . .       88.9    134.6     184.3     281.2
  Total operating revenues. . . . .    1,915.3  1,962.2   3,834.8   3,908.1

OPERATING EXPENSES
 Maintenance and support. . . . . .      602.0    599.2   1,230.0   1,155.5
 Depreciation and amortization. . .      371.5    358.8     738.7     716.9
 Marketing and customer services. .      246.1    247.8     495.8     478.3
 Taxes other than income taxes. . .      199.7    203.9     399.7     423.1
 Provision for uncollectibles . . .       22.5     13.7      43.7      28.7
 Other. . . . . . . . . . . . . . .      589.6    154.5     737.2     366.1
  Total operating expenses. . . . .    2,031.4  1,577.9   3,645.1   3,168.6

Operating income . . . . . . . . . .    (116.1)   384.3     189.7     739.5
Other income - net . . . . . . . . .       4.8     19.6       8.1      39.3
Interest expense . . . . . . . . . .      76.6     89.3     151.3     177.9

Earnings before income taxes
 and cumulative effect of change
 in accounting principle. . . . . .     (187.9)   314.6      46.5     600.9

Income taxes . . . . . . . . . . . .     (76.0)    90.2      (3.8)    171.2

Earnings (loss) before cumulative
 effect of change in accounting
 principle. . . . . . . . . . . . .     (111.9)   224.4      50.3     429.7

Cumulative effect of change in
 accounting for postemployment
 benefits, net of taxes . . . . . .       -         -          -      (90.8)*

NET INCOME (LOSS). . . . . . . . . .  $ (111.9) $  224.4 $   50.3   $ 338.9 *

RETAINED EARNINGS
 Beginning of period. . . . . . . .   $1,062.9  $1,747.1*$1,082.0  $1,813.6
  Net income (loss) . . . . . . . .     (111.9)    224.4     50.3     338.9 *
  Dividends . . . . . . . . . . . .     (181.1)   (180.9)  (362.4)   (361.9)
  End of period. . . . . . . . . . .  $  769.9  $1,790.6*$  769.9  $1,790.6 *

# Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.
* Restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.
  See accompanying notes to consolidated financial statements.
                               -2-

Form 10-Q/A Part I                     New York Telephone Company

                   CONSOLIDATED BALANCE SHEETS
                          (In millions)

                                               June 30,    December 31,
                                                1994 #       1993
                                             (Unaudited)
ASSETS

Current assets:
  Cash and temporary cash investments. . . . . $    41.2  $     7.5
  Receivables (net of allowance of $135.2
    and $134.8, respectively). . . . . . . . .   1,448.7    1,427.5
  Deferred charges . . . . . . . . . . . . . .      75.2       55.5
  Deferred income taxes. . . . . . . . . . . .       8.6       99.4
  Inventory. . . . . . . . . . . . . . . . . .      65.6       72.4
  Prepaid expenses and other . . . . . . . . .      90.5      102.9
    Total current assets . . . . . . . . . . .   1,729.8    1,765.2

Telephone plant - at cost. . . . . . . . . . .  20,019.0   19,696.5
  Less:  accumulated depreciation. . . . . . .   8,018.3    7,580.5
                                                12,000.7   12,116.0

Deferred charges and other . . . . . . . . . .   1,539.8    1,554.2

  Total Assets . . . . . . . . . . . . . . . . $15,270.3  $15,435.4

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . $ 1,668.2  $ 1,744.7
  Short-term debt. . . . . . . . . . . . . . .     350.7      255.7
  Dividends payable. . . . . . . . . . . . . .     181.2      181.0
  Taxes accrued. . . . . . . . . . . . . . . .      41.8       48.3
  Advance billing and customers' deposits. . .     183.1      187.2
  Interest accrued . . . . . . . . . . . . . .      11.4       58.2
    Total current liabilities. . . . . . . . .   2,436.4    2,475.1

Long-term debt . . . . . . . . . . . . . . . .   3,975.0    3,972.1
Deferred income taxes. . . . . . . . . . . . .   1,560.9    1,826.9
Unamortized investment tax credits . . . . . .     228.8      244.9
Other long-term liabilities and deferred
  credits. . . . . . . . . . . . . . . . . . .   2,196.1    1,731.2
    Total liabilities. . . . . . . . . . . . .  10,397.2   10,250.2

Commitments and contingencies (Notes (d) and (e))

Share owner's equity:
  Common stock - one share, without par value.   4,103.2    4,103.2
  Retained earnings. . . . . . . . . . . . . .     769.9    1,082.0
    Total share owner's equity . . . . . . . .   4,873.1    5,185.2

  Total Liabilities and Share Owner's Equity . $15,270.3  $15,435.4

# Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.
  See accompanying notes to consolidated financial statements.

Form 10-Q/A Part I                     New York Telephone Company

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)

                                            For the Six Months Ended
                                                    June 30,
                                               1994 #      1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . .  $  50.3  $  338.9 *
Adjustments to reconcile net income to net. .
  cash provided by operating activities:
Depreciation and amortization . . . . . . . .    738.7     716.9
Allowance for funds used during
  construction - equity component . . . . . .     (9.3)    (11.6)
Change in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . .    (21.2)     36.5
  Current Deferred charges, Inventory,
    Deferred income taxes and Prepaid
    expenses and other. . . . . . . . . . . .     90.3    (115.3)
  Accounts payable, Deferred income taxes,
    Taxes accrued, Advance billing and
    customers' deposits and Interest accrued.   (133.9)   (231.3)*
Deferred income taxes and Unamortized
  investment tax credits. . . . . . . . . . .   (282.1)    132.9 *
Other long-term liabilities and
  deferred credits. . . . . . . . . . . . . .    464.9      41.2 *
Other - net . . . . . . . . . . . . . . . . .    (16.1)     35.6
Total adjustments . . . . . . . . . . . . . .    831.3     604.9
Net cash provided by operating
  activities. . . . . . . . . . . . . . . . .    881.6     943.8

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . .   (582.7)   (531.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX . . . . . . . . . . . .   (493.7)   (243.2)
  Dividends paid to NYNEX . . . . . . . . . .   (362.2)   (355.9)
  Issuance of long-term debt. . . . . . . . .    593.5     494.3
  Repayment of long-term debt and capital
    leases. . . . . . . . . . . . . . . . . .   (  2.8)  (  2.6)
  Debt refinancings and call premiums . . . .      -     (309.2)
Net cash used in financing activities . . . .   (265.2)  (416.6)

Net increase (decrease) in Cash and
  temporary cash investments. . . . . . . . .     33.7     (4.4)
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . .      7.5     24.7
Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . .  $  41.2  $  20.3

# Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.
* Restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.
  See accompanying notes to consolidated financial statements.
                               -4-

Form 10-Q/A Part I                     New York Telephone Company

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

Form 10-Q/A Part I                     New York Telephone Company

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

Form 10-Q/A Part I                     New York Telephone Company

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

BUSINESS RESTRUCTURING


Second quarter 1994 results include approximately $395 million of pretax charges ($257 million after-tax) for pension enhancements for approximately 500 management and 1,900 nonmanagement employees who elected during the quarter to leave the Company under retirement incentives and for the Company's allocation from Telesector
Resources Group, Inc. ("TRG") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension enhancements and the Company's allocation of TRG's pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 9,000 employees by the end of 1996. The components of the $395 million pretax charges are as follows:
$230 million ($150 million after-tax) for pension enhancements, $116 million ($75 million after-tax) for associated postretirement medical benefits,$26 million ($17 million after-tax) for charges allocated to the Company from TRG for its pension enhancements and $23 million ($15 million after-tax) for charges allocated to the Company from TRG for its associated postretirement medical benefits.

Form 10-Q/A Part I                     New York Telephone Company

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
                                           $(73.3)

                               -8-

Form 10-Q/A Part I                     New York Telephone Company

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

Form 10-Q/A Part I                     New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

OPERATING EXPENSES


Operating expenses for the six months ended June 30, 1994 increased
$476.5 million, or 15.0%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                    Increase (Decrease)
                                      (In millions)

     Depreciation and amortization. . . .        $ 21.8
     Taxes other than income taxes. . . .         (23.4)
     All other:
       Business restructuring charges . .         394.9
       Employee related . . . . . . . . .          37.1
       Other. . . . . . . . . . . . . . .          46.1
                                                 $476.5

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

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase in other operating expenses was due principally to a $42 million net increase in charges from affiliated companies due to an increase in contracted and centralized services and the transfer of employees from the Company and NYNEX Corporate to TRG (see Employee related costs above), a $23 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract with AT&T, and a $15 million increase in the Provision for uncollectibles. Partially

Form 10-Q/A Part I                     New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

OPERATING EXPENSES (Continued)

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

INCOME TAXES


Income taxes for the six months ended June 30, 1994 decreased
$175.0 million from the same period last year, principally due to a $180 million decrease as a result of a decrease in taxable income, partially offset by a $5 million increase in tax expense associated with the enactment of the Revenue Reconciliation Act of 1993 on August 10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993.


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

Form 10-Q/A Part I                     New York Telephone Company

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

Form 10-Q/A Part I                     New York Telephone Company










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











October 31, 1994