Form 10-Q
period 1994-09-30
NEW YORK TELEPHONE CO
filed 1994-11-09
CIK 71689

Form 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


(Mark one)

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1994

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

                       PART I - FINANCIAL INFORMATION

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                          (In millions) (Unaudited)

                                   Three Months              Nine Months
For the Period Ended September 30,        1994     1993     1994     1993

OPERATING REVENUES
 Local service                      $1,188.0     $1,178.5   $3,545.5  3,502.3
 Long distance                          90.1         95.2      263.4    283.1
 Network access                        557.3        548.4    1,677.0  1,663.6
 Other                                  93.3        127.9      277.6    409.1
  Total operating revenues           1,928.7      1,950.0    5,763.5  5,858.1

OPERATING EXPENSES
 Maintenance and support               633.3        580.3    1,863.3  1,735.8
 Depreciation and amortization         374.3        359.9    1,113.0  1,076.8
 Marketing and customer services       247.7        265.1      743.5    743.4
 Taxes other than income taxes         187.6        193.6      587.3    616.7
 Provision for uncollectibles           16.5         17.6       60.2     46.3
 Other                                 175.8        182.5      913.0    548.6
  Total operating expenses           1,635.2      1,599.0    5,280.3  4,767.6

Operating income                       293.5        351.0      483.2  1,090.5
Other income - net                       9.7         16.8       17.8     56.1
Interest expense                        82.7         88.8      234.0    266.7

Earnings before income taxes
 and cumulative effect of change
 in accounting principle               220.5        279.0      267.0    879.9

Income taxes                            66.9         92.8       63.1    264.0

Earnings before cumulative effect
 of change in accounting principle     153.6        186.2      203.9    615.9

Cumulative effect of change in
 accounting for postemployment
 benefits, net of taxes                 -           1.5*         -      (89.3)*


NET INCOME                          $  153.6     $  187.7*  $  203.9  $  526.6 *

RETAINED EARNINGS
 Beginning of period                $  831.8     $1,790.6*  $1,082.0  $ 1,813.6
 Prior period adjustment (Note (f))    (61.9)        -         -           -
 Beginning retained earnings-adjusted  769.9      1,790.6    1,082.0  1,813.6
  Net income                           153.6        187.7*     203.9    526.6 *
  Dividends                           (181.2)      (181.0)    (543.6)  (542.9)
 End of period                      $  742.3     $1,797.3*$    742.3 $1,797.3 *

* Restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

  See accompanying notes to consolidated financial statements.
                               -2-

Form 10-Q Part I                       New York Telephone Company

                   CONSOLIDATED BALANCE SHEETS
                          (In millions)

                                        September 30, December 31,
                                             1994         1993
                                         (Unaudited)
ASSETS

Current assets:
 Cash and temporary cash investments $ 26.7 $ 7.5 Receivables (net of allowance of $136.7
   and $134.8, respectively)              1,473.5      1,427.5
 Deferred charges                            75.0         55.5
 Deferred income taxes                        4.3         99.4
 Inventory                                   72.8         72.4
 Prepaid expenses and other                 124.0        102.9
   Total current assets                   1,776.3      1,765.2

Telephone plant - at cost                20,178.9     19,696.5
 Less:  accumulated depreciation          8,206.6      7,580.5
                                         11,972.3     12,116.0

Deferred charges and other                1,525.6      1,554.2

 Total Assets                           $15,274.2    $15,435.4

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
 Accounts payable                       $ 1,522.9    $ 1,744.7
 Short-term debt                            471.0        255.7
 Dividends payable                          181.2        181.0
 Taxes accrued                               46.6         48.3
 Advance billing and customers' deposits    180.9        187.2
 Interest accrued                            66.9         58.2
   Total current liabilities              2,469.5      2,475.1

Long-term debt                            3,973.9      3,972.1
Deferred income taxes                     1,509.6      1,826.9
Unamortized investment tax credits          220.8        244.9
Other long-term liabilities and deferred
 credits                                  2,254.9      1,731.2
   Total liabilities                     10,428.7     10,250.2

Commitments and contingencies (Notes (d) and (e))

Share owner's equity:
 Common stock - one share,
  without par value                       4,103.2      4,103.2
 Retained earnings                          742.3      1,082.0
   Total share owner's equity             4,845.5      5,185.2

 Total Liabilities and
 Share Owner's Equity                   $15,274.2    $15,435.4

  See accompanying notes to consolidated financial statements.


                               -3-
Form 10-Q Part I                       New York Telephone Company

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)

                                         For the Nine Months Ended
                                                 September 30,
                                             1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                $  203.9    $  526.6 *
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization              1,113.0     1,076.8
Allowance for funds used during
 construction - equity component             (14.2)      (17.6)
Change in operating assets and liabilities:
 Receivables                                 (46.0)       14.3
 Current Deferred charges, Inventory,
   Deferred income taxes and Prepaid
   expenses and other                         54.1      (133.5)
 Accounts payable, Deferred income taxes,
   Taxes accrued, Advance billing and
   customers' deposits and Interest accrued (221.1)     (147.4)*
Deferred income taxes and Unamortized
 investment tax credits                     (341.4)      203.9 *
Other long-term liabilities and
 deferred credits                            523.7       (86.0)*
Other - net                                   (9.3)       84.0
Total adjustments                          1,058.8       994.5
Net cash provided by operating
 activities                                1,262.7     1,521.1

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (915.7)     (842.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                        (373.6)     (175.8)
 Dividends paid to NYNEX                    (543.4)     (536.9)
 Issuance of long-term debt                  593.5     1,035.3
 Repayment of long-term debt and capital
   leases                                   (  4.3)     (  3.9)
 Debt refinancings and call premiums           -        (983.4)

Net cash used in financing activities       (327.8)     (664.7)

Net increase in Cash and
 temporary cash investments                   19.2        14.3
Cash and temporary cash investments at
 beginning of period                           7.5        24.7
Cash and temporary cash investments at
 end of period                            $   26.7    $   39.0

* Restated to reflect the adoption of Statement of Financial
  Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.
      See accompanying notes to consolidated financial statements.

                               -4-
Form 10-Q Part I                       New York Telephone Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and the current year's previously issued Quarterly Reports on Form 10-Q.

(b) CASH AND TEMPORARY CASH INVESTMENTS - The Company's cash management policy is to make funds available in banks when checks are presented. At September 30, 1994, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $87.0 million.

(c) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards
No. 95, "Statement of Cash Flows":

                                          For the
                                       Nine Months Ended
                                          September 30,
                                         1994      1993
                                         (In millions)

Income tax payments                       $270.0   $425.5
Interest payments                         $208.1   $228.2

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters including affiliate transactions issues in the Company's 1990 intrastate rate case and service issues in the Company's incentive regulation proceeding and other matters, may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of September 30, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $239 million plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.


                               -5-
Form 10-Q Part I                       New York Telephone Company

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           (Unaudited)

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $215 million in tax and $144 million in associated interest will be asserted against the Company for the period 1983 through the third quarter of 1994. The claims relate to the taxability of the Company's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and the Company is presenting its arguments against those adjustments. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

Various other legal actions and regulatory proceedings are pending that may affect the Company, including matters involving Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims.

While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of management based on the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position but could have a material effect on annual operating results.

(f) SHAREOWNER'S EQUITY - Retained earnings at June 30, 1994 has been adjusted to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements in the second quarter of 1994. The effect of the correction on net income for the second quarter was a decrease of $61.9 million, net of income tax of $33.3 million, and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 has been amended. This adjustment has no effect on net income for the nine months ended September 30, 1994.


                               -6-
Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


The following Management's Narrative Analysis of Results of
Operations is provided pursuant to General Instruction H(2) to Form
10-Q.

STATE REGULATORY MATTERS

As previously reported (see New York Telephone Company's ("the Company") Annual Report on Form 10-K for the year ended December 31,
1993), on February 4, 1993, the New York State Public Service Commission ("NYSPSC") issued an order with respect to the Second and Third Stages, permitting the Company to retain 1993 earnings above a return on equity of 11.7% and up to 12.7%, depending on its attainment of specified service quality criteria, with earnings above 12.7% return on equity to be held for the ratepayers' benefit. The Company has submitted a report to the NYSPSC showing 1993 earnings below 11.7%. The NYSPSC is currently reviewing the Company's submission.

On September 26, 1994, the Company, the New York State Department of Public Service staff and 15 other parties filed a proposed Regulatory Plan (the "Plan") for approval by the NYSPSC. The Plan would modify the manner in which the Company is regulated by the NYSPSC over the next seven years. The Plan was developed by the parties in the third phase of the incentive regulation proceeding that the NYSPSC instituted in 1992. As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and Quarterly Report on Form 10-Q for the period ended June 30, 1994), in the first phase of the proceeding, the NYSPSC ordered the Company's rates to be reduced by $170 million annually, effective January 1, 1994. The NYSPSC also ordered that an additional $153 million in revenues be "set aside" for short-term service incentive plans and a longer term plan for performance-based earnings incentives and network improvements to be determined in the second phase.

The Plan is a performance-based plan that, if approved by the NYSPSC, will operate as follows:

(1)The new framework will replace the traditional way the Company's operations have been regulated in New York - a method based on limited earnings - with incentives to invest in new technologies and improve service. Rate of return will no longer be the focus of regulation. The Plan will cap, at current rates, the prices for such "basic" services as residence and business exchange access, residence and business local calling and LifeLine service. In addition, by the end of the seven-year term of the Plan, the Company's prices will have been decreased by an amount that would produce a $425 million reduction in annual revenue based on current volumes of business. This reduction will be accomplished primarily by reducing the average prices of toll and carrier access services. The first price reduction, estimated at $100 million in annual revenue, will be effective January 1, 1995. During its term, the Plan allows certain prices to be adjusted to take into account inflation in excess of 4 percent annually or costs associated with government mandates and other "exogenous" events.

                               -7-
Form 10-Q PartI                        New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


STATE REGULATORY MATTERS (Continued)

(2) The Company will commit to maintain and improve its service quality over the term of the Plan, with rebates to customers if it fails to meet the specified service quality standards. If the Company does not meet specified service quality criteria, the Plan will terminate at the end of five years.

(3) The Plan will encourage the Company to achieve substantial productivity gains over the term of the Plan. The NYSPSC may terminate the Plan at the end of five years unless the Company's prices, as measured by an index, are at least 4.5 percentage points lower than a price index of national telecommunications companies.

(4) The Plan includes competitive enhancements, including a specific schedule to provide IntraLATA Presubscription ("ILP") by 1996. ILP will give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls without the necessity of dialing extra digits. The Plan will require the Company to pay ILP implementation costs.

(5)Approximately $122 million of the $153 million "set aside" ordered by the NYSPSC in the first phase of the incentive regulation proceeding will be released to the Company in exchange for the various commitments the Company has made under the Plan. $31 million of the $153 million has already been dedicated to a service improvement plan that is being implemented in 1994.

It is expected that the Plan will be reviewed by the NYSPSC by the end of 1994.
The NYSPSC will also review the Company's performance under a service quality plan for 1994, which was agreed to in the first phase of the incentive regulation proceeding.

FEDERAL REGULATORY MATTERS

On July 1, 1994, the Company implemented the fourth annual update to the price cap rates. These tariffs will result in a net reduction in the Company's annual interstate access rates of approximately $9.1 million during the tariff period from July 1, 1994 to June 30, 1995.

BUSINESS RESTRUCTURING

Approximately $418 million of pretax charges ($272 million after-tax) were recorded in the second and third quarters of 1994 for pension enhancements for approximately 700 management and 2,000 nonmanagement employees who elected during the second and third quarters to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("TRG") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension


                               -8-
Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


BUSINESS RESTRUCTURING (Continued)

enhancements and the Company's allocation of TRG's pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 9,000 employees by the end of 1996. The components of the $418 million pretax charges are as follows: $245 million ($160 million after-tax) for pension enhancements, $119 million ($77 million after-tax) for associated postretirement medical benefits, $29 million ($19 million after-tax) for charges allocated to the Company from TRG for its pension enhancements and $25 million ($16 million after-tax) for charges allocated to the Company from TRG for its associated postretirement medical benefits.

The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. Much of the cost of the incentives will be funded by NYNEX's pension plans.
These incentives also resulted in more individuals qualifying for lifetime medical coverage than under the severance plan. The pension enhancement to the NYNEX management pension plan was announced in February 1994 and will be offered at different times through 1996 according to local force requirements. The Company's agreements with the Communications Workers of America ("CWA") and with the International Brotherhood of Electrical Workers ("IBEW") in New York, which extend the existing labor agreements to August 1998, provide a retirement incentive (see COLLECTIVE BARGAINING AGREEMENTS below).

The restructuring reserve balance for the 1993 business restructuring charges at September 30, 1994 was approximately $497 million, excluding the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business restructuring. In the first nine months of 1994, the Company reduced 1993 restructuring reserves by approximately
$225 million as follows: $75 million of reserves established for severance was transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for; $14 million of the Company's severance reserve was transferred from the Company to TRG to cover severance costs associated with employees who transferred from the Company to TRG and subsequently left under the pension enhancements; $8 million was utilized for other retiree costs; $14 million was utilized for developing a single "NYNEX" brand identity; $43 million was utilized for the Company's allocation of TRG's pension enhancements; $31 million was utilized for the Company's allocation of TRG's postretirement medical benefits; and $40 million was utilized for the Company's allocation of TRG's process re-engineering. Additionally, $26 million of reserves accrued in 1991 for severance costs related to TRG was utilized for the Company's allocation of TRG's pension enhancements.
                               -9-

Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


BUSINESS RESTRUCTURING (Continued)

During the third quarter of 1994, the Company began to realize significant expense savings associated with force reductions. For the first nine months of 1994, the Company experienced a $32 million reduction in wages as well as a $15 million reduction in costs allocated from TRG as a result of expense savings associated with its force reductions.

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 1994 decreased $94.6 million, or 1.6%, from the same period last year.
This decrease in total operating revenues is comprised of the following:

                                     Increase (Decrease)
                                        (In millions)
     Local service                       $ 43.2
     Long distance                        (19.7)
     Network access                        13.4
     Other                               (131.5)
                                         $(94.6)

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The increase in Local service revenues was primarily due to a net
$139 million increase attributable to increased demand as evidenced by growth in access lines, growth in sales of calling features, such as call waiting, remote call forwarding and touch-tone services, and higher usage associated with the severe winter storms. In addition, there was a $5 million increase due to a 1993 reduction in revenues associated with the reversal of a 1990 deferral of private line revenues. These increases were partially offset by a $101 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The decrease in Long distance revenues was primarily attributable to a $10 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above) and a decrease in demand for private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the Company, partially offset by increased demand for message toll service.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Switched access revenues are charges to

                              -10-
Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993
(Continued)

OPERATING REVENUES (Continued)

telecommunications carriers for access to the Company's local exchange facilities. Switched access revenues increased a net
$25 million principally due to increased usage, partially offset by a reduction in interstate rates, which included the phase-out of the equal access cost recovery charge, and by a $9 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above). Special access revenues are charges for dedicated lines that connect terminal locations of interexchange carriers and end users. Special access revenues decreased $12 million primarily due to a reduction in interstate rates, increased competition and customer shifts to lower priced Company services.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The decrease in Other revenues was due principally to a $115 million reduction in revenues as ordered by the NYSPSC representing the first, second and third quarter deferrals of the $153 million designated by the Company as an incentive to improve service quality (see STATE REGULATORY MATTERS above), a $24 million decrease in revenues attributable to the 1993 reversal of previously recorded reductions in revenues in connection with the phase-out of ad valorem taxes on central office equipment, and a $12 million decrease due to the cessation of imputed revenues for procurement costs. Partially offsetting these decreases was a $10 million increase due to the 1993 reversal of a 1992 deferral of revenues for concession service, and a $6 million increase in revenues related to the directory licensing agreement with NYNEX Information Resources Company resulting from higher estimated pretax earnings from the directories published pursuant to the agreement.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 1994 increased $512.7 million, or 10.8%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                    Increase (Decrease)
                                      (In millions)

     Depreciation and amortization       $ 36.2
     Taxes other than income taxes        (29.4)
     All other:
      Business restructuring charges      418.2
      Employee related                     48.4
      Other                                39.3
                                         $512.7

Depreciation and amortization increased principally due to a $36 million increase associated with increased plant investment.
                              -11-
Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993
(Continued)

OPERATING EXPENSES (Continued)

Taxes other than income taxes decreased principally due to a
$23 million decrease in property taxes resulting from lower
assessments of property value and an       $11 million decrease
primarily attributable to a decrease in the surcharge rate from 15% to 12.5%. These decreases were partially offset by a $3 million increase in New York State capital stock tax.

Business restructuring charges recorded in the second and third quarter of 1994 consisted of incremental costs related to pension enhancements (see BUSINESS RESTRUCTURING above).

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Wages and payroll taxes increased a net
$48 million principally due to increases in salary and wage rates and additional labor costs due to initiatives to improve service quality, partially offset by reductions in the Company's work force attributable to the Company's force reduction program and the transfer of employees to TRG associated with re-engineering the way service is delivered to customers, including operating the Company and New England Telephone and Telegraph Company ("New England Telephone") as a single enterprise under the "NYNEX" brand (see Other operating expenses below). Benefit expenses increased $2 million primarily due to higher costs of providing medical coverage for active and retired employees.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase in other operating expenses was due principally to a $51 million net increase in contracted and centralized services, including an increase from affiliated companies resulting primarily from the transfer of employees from the Company to TRG (see Employee related costs above) and an increase in sales agent commissions, an $18 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract with AT&T Corp. and a $14 million increase in the Provision for uncollectibles.
Partially offsetting these increases were a $22 million decrease due to the completion of equal access amortization in 1993, a $9 million decrease attributable to the reversal in 1993 of deferred inside wire expense recorded in 1991 and 1992 and a $6 million decrease in right-to-use fees due to lower purchases of software.

OTHER INCOME - NET

Other income - net for the nine months ended September 30, 1994 decreased $38.3 million from the same period last year, due principally to a $41 million decrease resulting from the completion in 1993 of the transition plan with New England Telephone to phase in the earnings impact of the unified tariff access rate structure.
This decrease was partially offset by an increase due to higher expenses in the first nine months of 1993 for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt.

                              -12-
Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993
(Continued)

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1994 decreased $32.7 million from the same period last year, primarily due to lower average interest rates resulting from long-term debt refinancings during 1993 and higher expenses in the first nine months of 1993 for interest on customer overbillings.

INCOME TAXES

Income taxes for the nine months ended September 30, 1994 decreased $200.9 million from the same period last year, principally due to a decrease in taxable income.

FINANCING

At September 30, 1994, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

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

COLLECTIVE BARGAINING AGREEMENTS

On March 24, 1994, an agreement was reached with the CWA and Local 2213 of the IBEW in New York to extend through August 8, 1998 the collective bargaining agreements that were to expire on August 5, 1995. The agreements were ratified in May 1994. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. Wages will increase 4.0% on August 6, 1995, 3.5% on August 4, 1996 and 3.0% on August 3, 1997.
In 1997 there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of Company-initiated "process change", an enhanced educational program and incentives to improve service quality.


                              -13-

Form 10-Q                              New York Telephone Company


                   PART II - OTHER INFORMATION


ITEM 5. Other Information

        STATE REGULATORY MATTERS

        The New York State Public Service Commission ("NYSPSC") has instituted a proceeding to consider the terms that should govern local exchange competition in New York State. (Competition for local exchange services has been authorized on an interim basis pending the development of final regulations.) Among the matters being considered in this proceeding are interconnection between competing local exchange providers, regulation of new entrants, and the possibility of creating a "universal service fund." Decisions in this proceeding could have a significant impact on New York Telephone Company's (the "Company") revenues.

        In the first phase of the incentive regulation proceeding, the Company and the NYSPSC agreed to a service quality plan for 1994. In this plan, the Company committed to achieve certain measurable levels of customer service, or, failing to achieve those levels, to accept a penalty, the amount of which would be determined by the achieved service performance levels. Based on the effects of the third quarter, the Company's level of performance (measured by the service quality indicators) does not currently meet plan levels. The Company and the NYSPSC are discussing the effect of unusually severe weather on the achieved year-to-date results.

        See, also, discussion of STATE REGULATORY MATTERS in Part I, Management's Discussion and Analysis of Results of
        Operations, which is incorporated herein by reference.

        FEDERAL REGULATORY MATTERS

        In accordance with the Federal Communications Commission's ("FCC") July 14, 1994 order on virtual collocation, the Company and New England Telephone and Telegraph Company (collectively, "the telephone companies") advised the FCC on September 1, 1994 that, because the telephone companies' physical collocation tariff complies with the requirements in the FCC's order, the telephone companies did not intend to file a virtual collocation tariff.


                              -14-
Form 10-Q                              New York Telephone Company


             Part II- Other Information (Continued)


        FEDERAL REGULATORY MATTERS (Continued)

        On September 1, 1994, the telephone companies filed tariff revisions with the FCC to amend price cap indices to reflect additional exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"). The filing reflects $37.6 million of costs already accrued and increased annual costs of $21 million. The filing follows a July 12, 1994 decision of the U.S. Court of Appeals for the District of Columbia Circuit overturning the FCC's prior order denying exogenous treatment of additional OPEB costs. On September 26, 1994, the telephone companies filed a reply opposing MCI Communications Corp.'s petition to suspend and investigate the tariff filing.

        On October 20, 1994, the FCC announced that it had adopted a decision responding to petitions for reconsideration of its 1992 order establishing the rules and regulatory framework governing telephone company provision of video dialtone.
        The FCC generally affirmed its rules for video dialtone, with some clarifications and modifications. The FCC affirmed the common carrier nature of the video dialtone platform, indicated that the video dialtone platform will be subject to dual federal/state regulation, stated that cost allocation issues will be resolved in the tariff process and relaxed in certain respects its telephone company/cable non-ownership affiliation rules.

        OPERATIONS UNDER THE MODIFICATION OF FINAL JUDGMENT ("MFJ")

        On August 18, 1994, the United States District Court for the District of Columbia (the "MFJ Court") ordered that the July 6, 1994 motion of NYNEX Corporation ("NYNEX"), Bell Atlantic Corporation ("Bell Atlantic"), BellSouth Corporation ("BellSouth") and Southwestern Bell Corporation ("SBC") to vacate the MFJ be referred to the Department of Justice ("DOJ") for investigation. The MFJ Court's order provides that interested parties are to file their comments on the motion with the DOJ by mid-November. Following completion of its investigation, the DOJ is expected to file its response to the motion with the MFJ Court in late 1995 or early 1996, following which there shall be an opportunity for additional public comment and responses by NYNEX, Bell Atlantic, BellSouth and SBC.

        On August 25, 1994, NYNEX filed a request with the DOJ for a waiver from the MFJ to provide interexchange services for calls originating in New York State. Public comments on the waiver request are expected to be filed with the DOJ by mid-November.

                              -15-
Form 10-Q                              New York Telephone Company


             Part II- Other Information (Continued)


          ITEM 6.Exhibits and Reports on Form 8-K

        (a)    Exhibits

            Exhibit
            Number

           (27)Financial Data Schedule


        (b) Reports on Form 8-K.

           No Report on Form 8-K was filed by the registrant during
        the   quarter for which this report is filed.








                              -16-


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





November 8, 1994