Form 10-K/A
period 1993-12-31
NEW YORK TELEPHONE CO
filed 1994-12-14
CIK 71689

FORM 10-K/A


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

                   Commission file number 1-3435

                    NEW YORK TELEPHONE COMPANY
     A New York Corporation                                I.R.S. Employer
                                                   Identification No. 13-5275510


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]*
*Not applicable

                   DOCUMENTS INCORPORATED BY REFERENCE:
                                None.
                           AMENDMENT No. 1
The registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as set forth in the pages attached hereto:
Part II-Item 7 "Management's Discussion and Analysis of Results
                of Operations"
Part II-Item 8 "Consolidated Financial Statements and
                Supplementary Data"
Part IV-Item 14 "Exhibits, Consolidated Financial Statement
                 Schedules and Reports on Form 8-K"

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

BUSINESS RESTRUCTURING

Externally, rapid changes in technology and regulation are opening New York Telephone Company's (the "Company") markets to competitors (see State Regulatory Matters and Federal Regulatory Matters). There are more communications alternatives available to customers, and their expectations for better quality and service at lower prices are rising. The Company is in a vulnerable position at the present time, since competitors can serve parts of the Company's market at lower costs. As a result, 1993 results include pretax charges of approximately $992 million ($645 million after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce cost savings necessary for the Company to operate in an increasingly competitive environment. The charges taken in 1993 were not related to the restructuring charges recorded in 1991.

Approximately $557 million of the charges ($362 million after-tax) is for severance and postretirement medical costs for employees leaving the Company through 1996. The Company expects to reduce its work force by approximately 9,000 employees by the end of 1996, consisting of 1,500 management employees and 7,500 employees covered under existing union agreements. The expected work force reductions by year are as follows:

                                   1994     1995   1996    Total
                                   ----     ----   ----    -----
Management                          200      700    600    1,500
Nonmanagement                     2,300    2,600  2,600    7,500
                                  -----    -----  -----    -----
Total                             2,500    3,300  3,200    9,000
                                  =====    =====  =====    =====


Approximately $287 million was recorded for employee severance payments, including salary, payroll taxes, and outplacement costs to be paid under provisions of the Company's force management plan for management employees and terms of collective bargaining agreements for nonmanagement employees. The expected severance costs associated with these work force reductions by year are as follows:

(In Millions)                        1994   1995   1996   Total
                                     ----   ----   ----   -----
Management                           $ 17   $ 61    $56    $134
Nonmanagement                          71     61     21     153
                                     ----     --     --     ---
Total                                $ 88   $122    $77    $287
                                     ====   ====    ===    ====


Approximately $270 million was recorded for postretirement medical costs for these employees, including $158 million for the expected increase in the accumulated postretirement benefit obligation and $112 million for recognition of the unrecognized transition obligation. The expected postretirement medical costs associated with these work force reductions by year are as follows:

(In Millions)                        1994    1995   1996   Total
                                     ----    ----   ----   -----
Management                           $  7   $ 24    $22     $ 53
Nonmanagement                          96     85     36      217
                                       --    ---     --      ---
Total                                $103   $109    $58     $270
                                    =====   ====    ===     ====

A pension enhancement to the NYNEX Corporation ("NYNEX") management pension plan was announced in February 1994 in order to accomplish a portion of the management work force reduction. Any additional costs related to the pension enhancement will be recorded as employees choose to leave under the plan through 1996. If pension or other incentives were to be subsequently implemented in order to accomplish a portion of the nonmanagement work force reduction, any additional cost of the incentives would be recorded as employees leave the Company. Force reductions will come in areas where redesigned processes can meet customer service requirements with fewer people. The analysis of operations and work processes resulted in recommendations for specific process and system changes, and force reductions were identified as a result. Advances in technology and streamlined processes are expected to make it possible for a smaller work force to maintain the same-size network. This, in turn, will enable the Company to reduce expenses.

Approximately $208 million of the charges ($135 million after-tax) consists of costs associated with re-engineering the way service is delivered to customers, including operating the Company and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "Telephone Companies") as a single enterprise under the "NYNEX" brand. During the period 1994 through 1996, NYNEX intends to decentralize the provision of residence and business customer service throughout the region, create regional businesses to focus on unique markets, and centralize numerous operations and support functions.

The following items were included in these charges:

(In Millions)                        1994   1995   1996    Total
                                     ----   ----   ----    -----
Systems redesign                      $ 8   $ 14     $-     $ 22
Work center consolidation               3     88      1       92
Branding                               28      -      -       28
Relocation                              9     15      1       25
Training                               17     22      -       39
Re-engineering implementation           2      -      -        2
                                      ---   ----     --     ----
Total                                 $67   $139     $2     $208
                                      ===   ====     ==     ====

System redesign is the cost of developing new systems, processes and procedures to realize operational efficiencies and enable the Company to reduce work force levels. Commencing in 1994, certain specific new systems development initiatives were begun to implement process re-engineering initiatives. These projects consist of radical changes in applications and systems supporting redesigned business functions which are an integral part of the restructuring plan, and all the costs associated with these projects are incremental to ongoing operations.

Only software purchases and external contractor expenses, which are normally expensed in accordance with Company policy, were included in the restructuring charges for the following business processes:

(In Millions)                        1994   1995   1996   Total
                                     ----   ----   ----   -----
Customer contact                       $1    $ 8     $-     $ 9
Customer operations                     7      6      -      13
                                       --    ---     --     ---
Total                                  $8    $14     $-     $22
                                       ==    ===     ==     ===

Customer contact represents the direct interface with the customer to provide sales, billing inquiry and repair service scheduling on the first contact, eliminating the number of handoffs that presently exist. New processes will allow customers to define the way they want to do business with the Company. Customer operations focuses on network monitoring and surveillance, trouble testing, dispatch control, and proactive repair with reliability as a critical source of competitive advantage.

Work center consolidation costs are incremental costs associated with building work teams in fewer locations by the end of 1996 to take advantage of lower force levels and system efficiencies, including costs associated with lease terminations from the date premises are vacated, moving property to new locations and other consolidation costs. Branding includes the costs to develop a single "NYNEX" brand identity associated with the restructured business operations. Relocation is the cost to relocate employees as a result of work center consolidations. These charges are required to move personnel to different locations and include employee home sale and purchase expenses, moving expenses, travel and lodging expenses, and other costs based on the Company's relocation guidelines and the provisions of collective bargaining agreements. Training is the cost for training nonmanagement employees on newly designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan. These charges include tuition, out of pocket course development and administrative costs, facilities charges, and related travel and lodging. This training reflects broadening of job skills that will permit one employee to perform tasks formerly performed by several employees. Re-engineering implementation represents the incremental cost to complete the various re-engineering initiatives.

Approximately $227 million of restructuring charges ($148 million after-tax) was allocated to the Company from Telesector Resources Group, Inc. ("Telesector Resources"), primarily related to its force reduction and re-engineering programs. The following items were included in these charges:

(In Millions)                               1994*  1995    1996   Total
                                            ----   ----    ----   -----
Severance                                   $ 33    $ 7     $ 3    $ 43
Postretirement medical benefits               26      4       1      31
Systems re-engineering                        57     50       6     113
Re-engineering implementation                 14     14       7      35
Work center consolidation                      1      4       -       5
                                            ----   ----    ----   -----
Subtotal                                     131     79      17     227
Remaining 1991 severance reserve              28      -       -      28
                                            ----   ----    ----   -----
Total                                       $159    $79     $17    $255
                                            ====   ====    =====  =====
*1994 includes the severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

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

OPERATING REVENUES

Operating revenues for the year ended December 31, 1993 increased $100.6 million, or 1.3%, over the same period last year. This increase in total operating revenues is comprised of the following:

                                                             Increase (Decrease)
                                                           (Dollars in Millions)
                                                            -------------------
            Local service. . . . . . . . . . .                   $ 77.0
            Long distance. . . . . . . . . . .                     45.4
            Network access . . . . . . . . . .                    (39.9)
            Other. . . . . . . . . . . . . . .                     18.1
                                                                 ------
                                                                 $100.6
                                                                 ======

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

OPERATING EXPENSES

Operating expenses for the year ended December 31, 1993 increased $1.2 billion, or 19.9%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                                           Increase (Decrease)
                                                          (Dollars in Millions)
                                                           -------------------
             Depreciation and amortization. . . . . .                $   27.8
             Taxes other than income taxes. . . . . .                   (51.4)
             All other:
               Business Restructuring charges
                recorded in 1993 . . . . . . . . . . .                  991.8
               Employee related. . . . . . . . . . . .                  165.8
               Other . . . . . . . . . . . . . . . . .                  111.9
                                                                      -------
                                                                     $1,245.9
                                                                     ========

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





                                                           Coopers & Lybrand


New York, New York
February 9, 1994

                           NEW YORK TELEPHONE COMPANY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                              Dollars in Millions

                                                              For the Year Ended December 31,
                                                                1993          1992          1991
OPERATING REVENUES
Local service. . . . . . . . . . . . . .                      $4,695.9       $4,618.9      $4,491.6
Long distance. . . . . . . . . . . . . .                         379.8          334.4         364.7
Network access (Note (G)). . . . . . . .                       2,230.1        2,270.0       2,288.5
Other (Notes (G) and (H)). . . . . . . .                         541.2          523.1         552.0
                                                              --------       --------      --------
    Total operating revenues . . . . . .                       7,847.0        7,746.4       7,696.8
                                                              --------       --------      --------

OPERATING EXPENSES (Note (N))
Maintenance and support. . . . . . . . .                       2,527.6        2,184.8       2,347.3
Depreciation and amortization. . . . . .                       1,438.8        1,411.0       1,324.7
Marketing and customer services. . . . .                       1,140.7          930.3         907.6
Taxes other than income taxes
   (Note (I)). . . . . . . . . . . . . .                         818.5          869.9         941.1
Provision for uncollectibles . . . . . .                          77.8           75.8          71.1
Other expenses . . . . . . . . . . . . .                       1,501.2          786.9       1,059.5
                                                              --------       --------      --------
    Total operating expenses . . . . . .                       7,504.6        6,258.7       6,651.3
                                                              --------       --------      --------

Operating income . . . . . . . . . . . .                         342.4        1,487.7       1,045.5

Other income - net . . . . . . . . . . .                          20.0           74.4          22.7

Interest expense (Notes (D) and (E)) . .                         348.6          362.9         375.1
                                                              --------       --------      --------

Earnings before Income taxes and
    cumulative effect of change in
    accounting principle . . . . . . . .                          13.8        1,199.2         693.1

Income taxes (Note (B)). . . . . . . . .                         (67.8)         342.8         157.2
                                                              --------       --------      --------

Earnings before cumulative effect of
    change in accounting principle . . .                          81.6          856.4         535.9

Cumulative effect of change in
    accounting for postemployment
    benefits, net of taxes (Note (C)). .                         (89.3)          -             -
                                                              --------       --------      --------

NET INCOME (LOSS). . . . . . . . . . . .                        $ (7.7)       $ 856.4       $ 535.9
                                                              ========       ========       =======

RETAINED EARNINGS
Beginning of year. . . . . . . . . . . .                      $1,813.6       $1,556.7      $1,625.1
    Net income (loss). . . . . . . . . .                          (7.7)         856.4         535.9
    Dividends. . . . . . . . . . . . . .                        (723.9)        (599.5)       (604.3)
                                                              --------       --------      --------
End of year. . . . . . . . . . . . . . .                      $1,082.0       $1,813.6      $1,556.7
                                                              ========       ========      ========

See accompanying notes to consolidated financial statements.

                         NEW YORK TELEPHONE COMPANY
                        CONSOLIDATED BALANCE SHEETS
                           Dollars in Millions
                                                             December 31,
                                                           1993          1992
ASSETS

Current assets:
  Cash and temporary cash investments . . . . . .     $     7.5    $     24.7
  Receivables
    Customers (net of allowance of $134.8 and
      $128.3, respectively) (Note (G)). . . . . .       1,368.4       1,369.3
    Affiliates (Note (H)) . . . . . . . . . . . .          30.9          26.8
    Other . . . . . . . . . . . . . . . . . . . .          28.2          19.0
  Deferred charges (Notes (B) and (C)). . . . . .          55.5         121.9
  Deferred income taxes (Note (B)). . . . . . . .          99.4             -
  Inventory . . . . . . . . . . . . . . . . . . .          72.4          82.6
  Prepaid expenses and other. . . . . . . . . . .         102.9          66.1
                                                        -------       -------
     Total current assets . . . . . . . . . . . .       1,765.2       1,710.4
                                                        -------       -------

Telephone plant:
  In service. . . . . . . . . . . . . . . . . . .      19,171.1      18,552.5
  Under construction. . . . . . . . . . . . . . .         525.4         481.9
                                                        -------       -------
                                                       19,696.5      19,034.4
  Less:  accumulated depreciation . . . . . . . .       7,580.5       6,900.1
                                                        -------       -------
     Telephone plant - net. . . . . . . . . . . .      12,116.0      12,134.3
                                                       --------      --------

Deferred charges and other (Notes (B) and (C)). .       1,554.2       1,758.0
                                                        -------       -------
     Total Assets . . . . . . . . . . . . . . . .     $15,435.4     $15,602.7
                                                       ========      ========

See accompanying notes to consolidated financial statements.

                                         NEW YORK TELEPHONE COMPANY
                                         CONSOLIDATED BALANCE SHEETS
                                             Dollars in Millions

                                                                    December 31,
                                                                       1993             1992

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
  Accounts payable
    AT&T (Note (G)) . . . . . . . . . . . . . . .                     $   216.8      $   230.0
    Affiliates (Note (H)) . . . . . . . . . . . .                         662.5          321.0
    Compensated absences. . . . . . . . . . . . .                         154.4          144.3
    Payroll . . . . . . . . . . . . . . . . . . .                          50.2           64.0
    Trade and other (Note (N)). . . . . . . . . .                         660.8          641.0
  Short-term debt (Note (E)). . . . . . . . . . .                         255.7          261.5
  Dividends payable . . . . . . . . . . . . . . .                         181.0          174.9
  Taxes accrued . . . . . . . . . . . . . . . . .                          48.3          170.3
  Advance billing and customers' deposits . . . .                         187.2          179.4
  Interest accrued. . . . . . . . . . . . . . . .                          58.2           70.5
  Deferred income taxes (Note (B)). . . . . . . .                             -           94.5
                                                                        -------       --------
       Total current liabilities. . . . . . . . .                       2,475.1        2,351.4
                                                                        -------       --------

Long-term debt (Notes (D) and (M)). . . . . . . .                       3,972.1        3,984.2
Deferred income taxes (Note (B)). . . . . . . . .                       1,826.9        1,846.2
Unamortized investment tax credits. . . . . . . .                         244.9          282.3
Other long-term liabilities and deferred credits
    (Notes (B), (C) and (N)). . . . . . . . . . .                       1,731.2        1,223.1
                                                                        -------       --------
      Total long-term liabilities . . . . . . . .                       7,775.1        7,335.8
                                                                        -------       --------

       Total Liabilities. . . . . . . . . . . . .                      10,250.2        9,687.2
                                                                        -------       --------



Commitments and contingencies (Notes (F), (G), (J)
    and (K))
Share owner's equity:
  Common stock - one share,
    without par value . . . . . . . . . . . . . .                       4,103.2        4,101.9
  Retained earnings . . . . . . . . . . . . . . .                       1,082.0        1,813.6
                                                                        -------       --------
       Total Share Owner's Equity . . . . . . . .                       5,185.2        5,915.5
                                                                        -------       --------
  Total Liabilities and Share Owner's Equity. . .                     $15,435.4      $15,602.7
                                                                      =========       ========


See accompanying notes to consolidated financial statements.

                                         NEW YORK TELEPHONE COMPANY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Dollars in Millions

                                             For the Year Ended December 31,
                                                         1993            1992          1991
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . .               $   (7.7)       $  856.4      $  535.9
                                                        -------         -------       -------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization. . . . .                1,438.8         1,411.0       1,324.7
  Allowance for funds used during
    construction - equity component. . .                  (23.1)          (24.6)        (21.5)
  Changes in operating assets
    and liabilities:
    Receivables. . . . . . . . . . . . .                  (12.4)           52.8         (44.4)
    Current Deferred charges, Inventory
      and Prepaid expenses and other . .                   39.8            78.1          15.5
    Deferred income taxes. . . . . . . .                 (193.9)          (40.0)        (95.1)
    Accounts payable, Taxes accrued,
      Advance billing and customers'
      deposits and Interest accrued. . .                  217.9          (258.1)        155.8
  Deferred income taxes and Unamortized
    investment tax credits . . . . . . .                  (56.7)            4.0          35.8
  Other long-term liabilities and
    deferred credits . . . . . . . . . .                  508.1          (118.3)        391.1
  Other - net. . . . . . . . . . . . . .                  235.0           (28.7)       (461.8)
                                                        -------         -------       -------
  Total adjustments. . . . . . . . . . .                2,153.5         1,076.2       1,300.1
                                                        -------         -------       -------

Net cash provided by operating activities               2,145.8         1,932.6       1,836.0
                                                        -------         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . .               (1,342.4)       (1,220.6)     (1,354.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX. . . . . . . . . .                  485.0           263.7         (18.9)
  Dividends paid to NYNEX. . . . . . . .                 (717.9)         (600.8)       (595.7)
  Issuance of long-term debt . . . . . .                1,622.1             -           197.8
  Repayment of long-term debt and
    capital leases . . . . . . . . . . .                   (5.3)         (304.8)         (5.1)
  Debt refinancings and call premiums. .               (2,204.5)          (66.1)        (70.8)
                                                        -------         -------       -------

Net cash used in financing activities. .                 (820.6)         (708.0)       (492.7)
                                                        -------         -------       -------

Net (decrease) increase in Cash and
  temporary cash investments . . . . . .                  (17.2)            4.0         (10.8)
Cash and temporary cash investments at
  beginning of year. . . . . . . . . . .                   24.7            20.7          31.5
                                                        -------         -------       -------
Cash and temporary cash investments at
  end of year. . . . . . . . . . . . . .                  $ 7.5          $ 24.7        $ 20.7
                                                        =======         =======       =======

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"), to the effects of rate actions by the Federal Communications Commission (the "FCC") and the New York State Public Service Commission ("NYSPSC"). The rate actions of regulators can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, impose a liability, or eliminate a previously imposed liability on a regulated enterprise. The Company applies Statement No. 71 instead of any conflicting provisions of accounting standards in other authoritative pronouncements. The effects of Statement No. 71 are reflected in the consolidated financial statements and material effects, where practicable to determine, are detailed in this Note and the individual Notes to Consolidated Financial Statements related to the specific financial statement line items.

The major components of non-plant regulatory net assets (liabilities) at December 31, 1993 and December 31, 1992 are as follows:
                                               December 31,
Dollars in Millions                       1993           1992
- -------------------                       ----           ----

Compensated absences                    $129.0         $129.5
Deferred pension costs                   317.0          392.0
Refinancing costs                        208.5          147.4
Deferred taxes                            41.5          (93.1)
Other                                    155.4          193.7
                                        ------          -----
          Total                         $851.4         $769.5
                                        ======         ======

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

Depreciation rates used by the Company are prescribed by the FCC and by the NYSPSC (the "commissions")for interstate operations and intrastate operations, respectively. All rates are calculated on a straight-line basis using the concept of "remaining life." The represcription process requires the Company to perform a detailed study using actual and estimated factors to develop future life expectancy of telephone plant investments, including technological evolution, competition, asset utilization, modernization plans and regulatory commitments. Both the Company and the commission staffs submit factors deemed appropriate to permit asset recovery. The commissions select the one they believe to be the most appropriate from among these alternatives. Utilizing these factors, new depreciation rates are set to enable the Company to recover costs of plant additions as well as to permit the prospective recovery of deficiencies in existing depreciation reserve balances as a result of shorter asset lives to be utilized on a going forward basis. The represcription process occurs on a triennial basis and includes the commissions and the Company. Once new depreciation rates are set, the commissions may take rate actions to permit the Company to recover costs if deemed necessary. In 1992, the FCC prescribed new depreciation rates for interstate operations, and in 1991, the NYSPSC adopted new depreciation rates for intrastate operations. The application of the interstate and intrastate rates resulted in average effective composite rates of 7.6%, 7.8% and 7.5% for 1993, 1992 and 1991, respectively.

The quantification of the difference between recorded depreciation and depreciation that would have been recorded in accordance with generally accepted accounting principles for an entity not subject to the provisions of Statement No. 71 is not practicable at the present time.

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

Computer Software Costs

The Company capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed. This accounting treatment conforms to the rules set forth by the FCC.

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

Statement No. 71, requires the Company to reflect the additional deferred income taxes as regulatory assets to the extent that they will be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the Company reverses excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the regulatory agencies generally allow amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes.

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

(B) Income Taxes

The components of Income tax expense are as follows:

Dollars in Millions                  1993*              1992            1991

Federal:
 Current . . . . . . . . . . .    $ 352.5            $ 478.2         $ 335.1
 Deferred - net. . . . . . . .     (388.3)             (97.3)         (137.4)
 Deferred tax credits - net. .      (37.4)             (42.3)          (43.5)
State and local. . . . . . . .        5.4                4.2             3.0
                                  -------            -------         -------
   Total . . . . . . . . . . .    $ (67.8)           $ 342.8         $ 157.2
                                  =======            =======         =======


* Does not include the deferred tax benefit of $48.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

A reconciliation between federal income tax expense computed at the statutory rate and the Company's effective tax (benefit) expense is as follows:

                                             1993*         1992          1991

Federal income tax expense
computed at statutory rate . . . . . . .    $ 4.8        $407.7        $235.7

a.      Amortization of excess deferred
        federal income taxes due to
        change in the tax rates . . . . . . (38.7)        (42.2)        (55.5)

b.      Amortization of investment tax
        credits over the life of the assets
        which gave rise to the credits. . . (37.4)        (42.3)        (43.5)

c.      Depreciation of certain taxes and
        payroll-related construction costs
        capitalized for financial statement
        purposes, but deducted for income
        tax purposes in prior years . . . .  14.8          22.2          17.3

d.      Federal income tax return
        adjustment for the difference
        between the accrued and actual
        tax expense . . . . . . . . . . . .  (5.7)         ( .5)          6.2

e.      Allowance for funds used during
        construction, which is excluded
        from taxable income, net of
        applicable depreciation . . . . . .   6.6           2.0           2.8

f.   Other items-net. . . . . . . . . . .   (12.2)         (4.1)         (5.8)
                                           ------        ------        ------
Income tax (benefit) expense. . . . . . .  $(67.8)       $342.8        $157.2
                                           ======        ======        ======

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

The components of current and long-term deferred tax assets and liabilities at December 31, 1993 are as follows:

Dollars in millions                            Assets              Liabilities

Deferred tax due to:

  Depreciation and amortization             $   -                 $2,152.8
  Restructuring charges                       179.6                  -
  Benefits                                    362.6                  -
  Unamortized investment tax credits          132.7                  -
  Other                                       131.4                  381.0
                                             ------               --------
Total deferred taxes                         $806.3                2,533.8
                                             ======
                                                                     806.3
                                                                  --------
Net deferred tax liabilities                                      $1,727.5
                                                                  ========

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

In 1991, NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for nonmanagement, to begin prefunding postretirement health care benefits. In 1991 and 1992, NYNEX transferred a portion of excess pension assets, totaling
$486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. The assets in the VEBA Trusts consist primarily of equity securities and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

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

(D)     Long-term Debt

Interest rates and maturities on long-term debt outstanding at December 31, 1993 and 1992 are as follows:

                              Interest                      December 31,
Dollars in Millions          Rates      Maturities         1993        1992
- -------

Refunding Mortgage Bonds . 3  3/8% - 7 3/4%  1996-2006   $675.0         $675.0
                                6% -     9%  2007-2014    425.0        1,075.0

Debentures . . . . . . . . 6  1/2% - 8 7/8%  2005-2018    750.0          950.0
                           6 7/10% - 9 3/8%  2023-2033  1,000.0        1,100.0

Notes. . . . . . . . . . . 5  1/4% - 8 1/5%  1998-2008    492.0           42.0

Other. . . . . . . . . . .                                588.6           97.7

Unamortized discount - net                                (26.0)         (28.8)
                                                        -------        ------
                                                        3,904.6        3,910.9

Long-term capital lease
    obligations . . . . . .                                67.5           73.3
                                                        -------        -------

Total Long-term debt . . .                             $3,972.1       $3,984.2
                                                       ========       ========

In 1996 and 1997, $55.0 and $60.0 million, respectively, of the Refunding Mortgage bonds will mature. In 1998, $100 million of the Notes will mature.

The Company's Refunding Mortgage bonds are callable upon thirty days' notice, at the option of the Company, five years after the issue date. The Company's Forty-Year 9 3/8% Debentures due July 15, 2031, Thirty Year 7 5/8% Debentures due February 1, 2023 and Thirty-Two Year 7% Debentures due August 15, 2025 are callable upon thirty days' notice, at the option of the Company, ten years after the issue date. The Company's Thirty Year 6.7% Debentures due November 1, 2023 and Forty Year 7% Debentures due December 1, 2033 are callable upon thirty days' notice, at the option of the Company, twenty years after the issue date. The Company's Twelve Year 6 1/2% Debentures due March 1, 2005, Twenty Year 7% Debentures due May 1, 2013 and Twenty Year 7% Debentures due June 15, 2013 are not callable.

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

(E)  Short-term Debt

Short-term debt and related weighted average interest rates were as follows:


                          Dollars in Millions   Weighted Average Interest Rates
                          December 31,                 December 31,
                          1993    1992     1991       1993     1992    1991
Advances from NYNEX . . $251.0  $257.0   $ 90.9      3.86%     4.17%   5.92%
Current maturity of
   Long-term debt . . .   -        -      300.0                        9.63%
Other . . . . . . . . .   4.7      4.5      3.8
                       ------   ------   ------
Total Short-term debt .$255.7   $261.5   $394.7
                       ======   ======   ======

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

(F)   Lease Commitments

The Company leases certain facilities and equipment used in its operations. Rent expense was $108.8, $116.6 and $113.7 million for 1993, 1992 and 1991, respectively. At December 31, 1993, the minimum lease commitments under noncancelable operating and capital leases for the periods shown were as follows:


Dollars in Millions
Year                                             Operating               Capital
 1994 . . . . . . . . . . . . .                     $ 32.7               $ 16.4
 1995 . . . . . . . . . . . . . . . .                 27.6                 16.4
 1996 . . . . . . . . . . . . . . . .                 24.5                 15.1
 1997 . . . . . . . . . . . . . . . .                 21.7                 11.3
 1998 . . . . . . . . . . . . . . . .                 19.6                 10.8
 Thereafter . . . . . . . . . . . . .                 68.0                403.1
                                                    ------               ------
 Total minimum lease payments . . . .               $194.1                473.1
                                                    ======
     Less: executory costs. . . . . .                                      13.6
                                                                         ======
 Net minimum lease payments . . . . .                                     459.5
     Less: interest . . . . . . . . .                                     386.0
                                                                         ------
   Present value of net minimum lease payments                           $ 73.5
                                                                         ======

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

(H)     Transactions with Affiliates

The Company and other NYNEX subsidiaries receive corporate governance and ownership services such as securities administration, investor relations, certain tax support and human resources planning services from NYNEX. The costs of these services are allocated to the Company and the other NYNEX subsidiaries through intercompany billings. NYNEX performs a semi-annual study to identify on whose behalf functions of corporate departments are being performed. Directly charged costs apply exclusively to one subsidiary and are charged only to that subsidiary. Directly attributable costs apply to more than one subsidiary and are allocated based on usage, specific work plans, and relative size (composite of employees and assets) of the applicable subsidiaries. Indirectly attributable and unattributable costs for services performed on behalf of all subsidiaries are allocated based on the relative size of the subsidiaries. For 1993, 1992 and 1991, the Company recorded allocated costs of $138.9, $92.4, and $122.9 million, respectively, in connection with these services.

Telesector Resources performs data processing and related services and materials management services on a centralized basis on behalf of the Company and New England Telephone. Prior to 1993, the costs of these services were allocated to the Company and New England Telephone based on an annual study which identified on whose behalf functions were being performed. Since 1993, costs are allocated based on identification of detailed work functions that are approved and documented within Telesector Resources' planning and budgeting process. Costs are directly assigned, directly attributed or indirectly attributed based on the analysis of the work function. In 1993, 1992 and 1991, the Company recorded charges from Telesector Resources of $802.9 million, $969.2 million and $1.1 billion, respectively, for data processing services and material related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials related charges to the Company in 1993, 1992 and 1991 were approximately $352.2, $367.5 and $423.8 million, respectively. Effective in July 1991, arrangements were made for Telesector Resources to act as a purchasing agent for the Company for directly shipped materials and supplies. During 1993, 1992 and 1991, total agency purchases by Telesector Resources amounted to $148.9, $133.6 and $93.4 million, respectively. In addition, in 1993, approximately $227.3 million of restructuring charges ($147.7 million after-tax) was allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs.

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

(I)     Taxes Other Than Income Taxes

Taxes other than income taxes consist of:


Dollars in Millions                            1993          1992       1991

Gross receipts . . . . . . . . . . . . .    $ 461.5     $ 457.4       $ 441.5
Property . . . . . . . . . . . . . . . .      299.0       355.4         435.0
Other. . . . . . . . . . . . . . . . . .       58.0        57.1          64.6
                                            -------     -------       -------
        Total. . . . . . . . . . . . . . .  $ 818.5     $ 869.9       $ 941.1
                                            =======     =======       =======


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

(K)     Litigation and Other Contingencies

It is probable that local tax claims aggregating approximately $200 million in tax and $100 million in associated interest will be asserted against the Company for the period 1984 through 1993. The claims relate to the taxability of the Company's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and the Company is presenting its arguments against those adjustments. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

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

(L)   Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                     For the Years Ended
                                                         December 31,
                                                  1993        1992         1991
                                                      (in millions)

Income tax payments . . . . . . . . . . . .     $507.7      $408.4       $333.3
Interest payments . . . . . . . . . . . . .     $303.9      $348.8       $343.3
Short-term debt classified as
  Long-term debt (see Note D) . . . . . . .     $588.6      $ 97.7          -

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

(N)     Business Restructuring

In the fourth quarter of 1993, approximately $992 million of pretax business restructuring charges were recorded, primarily related to efforts to redesign operations and work force reductions. These charges included: $557 million for severance and postretirement medical costs for employees leaving the Company through 1996; $208 million for re-engineering service delivery; and $227 million of restructuring charges allocated to the Company from Telesector Resources. The restructuring charges were included in the Consolidated Statements of Income as follows: Maintenance and support - $198 million; Marketing and customer services
- - $129 million; and Other expenses - $664 million.

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


                                          NEW YORK TELEPHONE COMPANY


                                          By          Mel Meskin
                                            ---------------------------
                                                      Mel Meskin
                                              Vice President - Finance
                                                    and Treasurer

December 13, 1994

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

                                                               December 12, 1994

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)     Documents filed as part of this Annual Report on Form 10-K/A.

    (1) Consolidated Financial Statements. The following report and consolidated financial statements are contained in Item 8:

                   Report of Independent Accountants

                   Consolidated Statements of Income and Retained Earnings for each of the Three Years in the Period Ended December 31, 1993

                   Consolidated Balance Sheets as of December 31, 1993 and 1992

                   Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 1993

                   Notes to Consolidated Financial Statements

                   Supplementary Information
                      Quarterly Financial Information (Unaudited)

    (2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedules, in response to Item 14, were previously filed on the Registrant's 1993 Form 10-K, dated March 25, 1994 (File No. 1-3435):

         V - Telephone Plant

         VI - Accumulated Depreciation, Depletion and Amortization of Telephone
              Plant

         VIII - Valuation and Qualifying Accounts

        Consolidated financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(3) Exhibits. Exhibits on file with the Securities and Exchange Commission ("SEC"), as identified in parentheses below, are incorporated herein by reference as exhibits hereto.

Exhibit
Number

    (3)a Certificate of Incorporation of the Company as amended and restated December 2, 1987 (Exhibit No. (3)a to the Registrant's filing on Form SE dated March 24, 1988, File No. 1-3435).

    (3)b         By-laws of the Company as amended April 22, 1987 (Exhibit No.
                 (3)b to the Registrant's filing on Form SE, dated March 24, 1988, File No. 1-3435).

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

    (10)(i)5 Agreement Concerning the Sharing of Contingent Liabilities dated as of January 28, 1985 (Exhibit No. (19)(i)2 to Form 10-K of NYNEX Corporation for 1984, File No. 1-8608).

    (10)(ii)B Service Agreement concerning provision by Telesector Resources Group, Inc. to New York Telephone Company of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and
                 (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992 (Exhibit No. (19)(i)1 to the Registrant's filing on
                 Form SE, dated March 23, 1993, File No. 1-3435).

    (12) Computation of Ratio of Earnings to Fixed Charges (Exhibit No. (12) to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-3435).

    (23)         Consent of Independent Accountants.

    (24) Powers of attorney (Exhibit No. (24) to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-3435).

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