Form 10-Q/A
period 1994-03-31
NEW YORK TELEPHONE CO
filed 1994-12-14
CIK 71689

Form 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)
- - -
 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- - -              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1994

                                       OR

- - -
 X              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- - -                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No ____.

                             AMENDMENT NO. 1

The registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, as set forth in the pages attached hereto:

Part I - Item 1 "Financial Statements"

Part I - Item 2 "Management's Discussion and Analysis of Results of
Operations"

Form 10-Q/A Part I                                   New York Telephone Company

                         PART I - FINANCIAL INFORMATION

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                           (In Millions) (Unaudited)

                                                                     For The Three Months Ended
                                                                             March 31,
                                                                            1994        1993

OPERATING REVENUES
  Local service. . . . . . . . . . . . . . . . .                          $1,168.2    $1,147.7
  Long distance. . . . . . . . . . . . . . . . .                              88.3        93.5
  Network access . . . . . . . . . . . . . . . .                             567.6       558.1
  Other. . . . . . . . . . . . . . . . . . . . .                              95.4       146.6
                                                                             -----      ------
     Total operating revenues. . . . . . . . . .                           1,919.5     1,945.9
                                                                          --------    --------

OPERATING EXPENSES
  Maintenance and support. . . . . . . . . . . .                             628.0       556.3
  Depreciation and amortization. . . . . . . . .                             367.2       358.1
  Marketing and customer services. . . . . . . .                             249.7       230.5
  Taxes other than income taxes. . . . . . . . .                             200.0       219.2
  Provision for uncollectibles . . . . . . . . .                              21.2        15.0
  Other. . . . . . . . . . . . . . . . . . . . .                             147.6       211.6
                                                                            ------      ------
     Total operating expenses. . . . . . . . . .                           1,613.7     1,590.7
                                                                          --------    --------

Operating income . . . . . . . . . . . . . . . .                             305.8       355.2

Other income - net . . . . . . . . . . . . . . .                               3.3        19.7

Interest expense . . . . . . . . . . . . . . . .                              74.7        88.6
                                                                             -----       -----

Earnings before Income taxes and
   cumulative effect of change in
   accounting principle. . . . . . . . . . . . .                             234.4       286.3


Income taxes . . . . . . . . . . . . . . . . . .                              72.2        81.0
                                                                             -----       -----

Earnings before cumulative effect of change
   in accounting principle . . . . . . . . . . .                             162.2       205.3

Cumulative effect of change in accounting
   for postemployment benefits, net of
   taxes . . . . . . . . . . . . . . . . . . . .                                 -       (90.8)*
                                                                              ----      ------
NET INCOME . . . . . . . . . . . . . . . . . . .                           $ 162.2     $ 114.5 *
                                                                           =======     =======

Retained Earnings
Beginning of period. . . . . . . . . . . . . . .                          $1,082.0    $1,813.6
     Net income. . . . . . . . . . . . . . . . .                             162.2       114.5 *
     Dividends . . . . . . . . . . . . . . . . .                            (181.3)     (181.0)
                                                                           -------     -------
End of period. . . . . . . . . . . . . . . . . .                          $1,062.9    $1,747.1 *
                                                                          ========    ========

* Restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

   See accompanying notes to consolidated financial statements.

Form 10-Q/A Part I                                   New York Telephone Company


                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                                                         March 31,        December 31,
                                                                           1994                1993
                                                                        (Unaudited)
ASSETS

Current assets:
  Cash and temporary cash investments. . . . .                           $    32.5              7.5
  Receivables (net of allowance of $131.8
    and $134.8, respectively). . . . . . . . .                             1,368.3          1,427.5
  Deferred charges . . . . . . . . . . . . . .                                85.0             55.5
  Deferred income taxes. . . . . . . . . . . .                                32.2             99.4
  Inventory. . . . . . . . . . . . . . . . . .                                69.0             72.4
  Prepaid expenses and other . . . . . . . . .                               141.5            102.9
                                                                            ------           ------
    Total current assets . . . . . . . . . . .                             1,728.5          1,765.2
                                                                          --------        ---------

Telephone plant - at cost. . . . . . . . . . .                            19,889.2         19,696.5
  Less:  accumulated depreciation. . . . . . .                             7,847.5          7,580.5
                                                                          12,041.7         12,116.0

Deferred charges and other . . . . . . . . . .                             1,549.7          1,554.2
                                                                          --------        ---------

  Total Assets . . . . . . . . . . . . . . . .                           $15,319.9        $15,435.4
                                                                         =========        =========

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . .                           $ 1,606.9        $ 1,744.7
  Short-term debt. . . . . . . . . . . . . . .                               254.1            255.7
  Dividends payable. . . . . . . . . . . . . .                               181.2            181.0
  Taxes accrued. . . . . . . . . . . . . . . .                               166.6             48.3
  Advance billing and customers' deposits. . .                               185.3            187.2
  Interest accrued . . . . . . . . . . . . . .                                64.0             58.2
                                                                             -----            -----
    Total current liabilities. . . . . . . . .                             2,458.1          2,475.1
                                                                          --------        ---------

Long-term debt . . . . . . . . . . . . . . . .                             3,976.2          3,972.1
Deferred income taxes. . . . . . . . . . . . .                             1,719.7          1,826.9
Unamortized investment tax credits . . . . . .                               236.9            244.9
Other long-term liabilities and deferred
  credits. . . . . . . . . . . . . . . . . . .                             1,762.9          1,731.2
                                                                          --------         --------
    Total liabilities. . . . . . . . . . . . .                            10,153.8         10,250.2
                                                                         ---------        ---------
Commitments and contingencies (Notes (d)
  and (e))
Share owner's equity:
  Common stock - one share, without par value.                             4,103.2          4,103.2
  Retained earnings. . . . . . . . . . . . . .                             1,062.9          1,082.0
    Total share owner's equity . . . . . . . .                             5,166.1          5,185.2
                                                                          --------        ---------

  Total Liabilities and Share Owner's Equity .                           $15,319.9        $15,435.4
                                                                         =========        =========

See accompanying notes to consolidated financial statements.

Form 10-Q/A Part I                                   New York Telephone Company

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Millions) (Unaudited)

                                                                         For The Three Months Ended
                                                                                 March 31,
                                                                             1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . .                               $ 162.2          $ 114.5 *
                                                                            -------          -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization . . . . . . . .                                 367.2            358.1
Allowance for funds used during
  construction - equity component . . . . . .                                  (4.7)            (5.9)
Change in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . .                                  59.2             43.7
  Current Deferred charges, Inventory and
    Prepaid expenses and other. . . . . . . .                                   2.5           (164.1)
  Accounts payable, Taxes Accrued, Deferred
    income taxes, Advance billing and
    customers' deposits and Interest accrued.                                 (15.6)           (75.9)*
Deferred income taxes and Unamortized
  investment tax credits. . . . . . . . . . .                                (115.2)            64.4 *
Other long-term liabilities and
  deferred credits. . . . . . . . . . . . . .                                  31.7             81.5 *
Other - net . . . . . . . . . . . . . . . . .                                 (16.5)            13.9
                                                                             ------            -----
Total adjustments . . . . . . . . . . . . . .                                 308.6            315.7
                                                                             ------           ------

  Net cash provided by operating
  activities. . . . . . . . . . . . . . . . .                                 470.8            430.2
                                                                             ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . .                                (266.7)          (238.2)
  Advances from NYNEX . . . . . . . . . . . .                                 -               (198.2)
                                                                             ------          -------

  Net cash used in investing activities . . .                                (266.7)          (436.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX . . . . . . . . . . . .                                (590.2)          (113.2)
  Dividends paid to NYNEX . . . . . . . . . .                                (181.0)          (174.9)
  Issuance of long-term debt. . . . . . . . .                                 593.5            295.9
  Repayment of long-term debt and
    capital leases. . . . . . . . . . . . . .                                  (1.4)            (1.3)
                                                                              -----            -----

  Net cash (used) provided by financing
  activities. . . . . . . . . . . . . . . . .                                (179.1)             6.5
                                                                            -------             ----

Net increase in Cash and
  temporary cash investments. . . . . . . . .                                  25.0               .3
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . .                                   7.5             24.7
                                                                            -------           ------
Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . .                                $ 32.5           $ 25.0
                                                                             ======           ======

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

Form 10-Q/A Part I                               New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K/A, Amendment No. 1.


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

Form 10-Q/A Part I                                    New York Telephone Company

                                  (Unaudited)

(e) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $200 million in tax and $105 million in associated interest will be asserted against the Company for the period 1984 through the first quarter of 1994. The claims relate to the taxability of the Company's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and the Company is presenting its arguments against those adjustments. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

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

BUSINESS RESTRUCTURING

As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1993), the Company recorded pretax charges of approximately $992 million in the fourth quarter of 1993 for business restructuring, of which approximately $287 million was for employee severance payments and approximately $270 million was for postretirement medical costs recognized as a result of the planned decrease in the work force. In February 1994, the Board of Directors of NYNEX Corporation approved a pension enhancement for eligible management employees who retire through December 31, 1996. This enhancement will be offered at different times through 1996 according to local force requirements. The Company has reached a tentative agreement with the Communications Workers of America and with the International Brotherhood of Electrical Workers ("IBEW") in New York which, subject to ratification, would extend the existing labor agreements to August 1998 and would provide a retirement incentive. The management and nonmanagement retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 9,000 employees by the end of 1996.

The reserves established for severance will be transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions, and the incremental cost of the pension enhancements will be charged to expense as employees leave. The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. Postretirement medical costs will be increased on a per employee basis, because these incentives resulted in more individuals qualifying

Form 10-Q/A Part I                                   New York Telephone Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

for lifetime medical coverage than under the severance plan, and will be charged to expense as employees leave. Under the assumption that nonmanagement employees will leave under the retirement incentive, the expected utilization of nonmanagement severance reserves and the application of the postretirement medical liability per year have been revised from the expected utilization as previously reported (see the Company's Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993) as follows:

        (In Millions)
        Severance                      1994   1995    1996  Total
        ---------                      ----   ----    ----  -----
        Management                       $17   $ 61   $ 56   $134
        Nonmanagement                     19     54     80    153
                                         ---     --     --    ---
        Total                            $36   $115   $136   $287
                                         ===   ====   ====   ====

        Medical                        1994   1995    1996  Total
        -------                        ----   ----    ----  -----
        Management                       $ 7   $ 24   $ 22   $ 53
        Nonmanagement                     32     77    108    217
                                         ---     --    ---    ---
        Total                            $39   $101   $130   $270
                                         ===   ====   ====   ====


The restructuring reserve balance at March 31, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business restructuring, was approximately $713 million. The Company reduced 1993 restructuring reserves by $9 million in the following categories:

         Severance                                          $-
         Relocation                                          -
         Training                                            -
         Systems redesign:
              Customer contact                       $-
              Customer provisioning                   -
              Customer operations                     -
              Customer support                        -
                                                      -
                                                     --
              Total systems redesign                         -
         Work center consolidation                           -
         Branding                                            7
         Re-engineering implementation                       -
                                                             -
                                                            --
         Subtotal                                            7
         Telesector Resources Group
         ("TRG") allocated reserves:
              Severance                               -
              Postretirement medical benefits         -
              Systems re-engineering                  -
              Re-engineering implementation           2
              Work center consolidation               -
                                                      -
                                                     --
              Total allocated                                2
                                                            --
         Total                                              $9
                                                            ==

Form 10-Q/A Part I                                    New York Telephone Company


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

There were no significant cost savings as a result of business restructuring in the first quarter of 1994; it is anticipated that force reductions and re-engineering initiatives will begin in the second quarter of 1994 upon ratification of the tentative labor agreements and as retirement incentives are offered to eligible employees.

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the three months ended March 31, 1994 decreased $26.4 million, or 1.4%, from the same period last year. This decrease in total operating revenues is comprised of the following:

                                      Increase (Decrease)
                                     (Dollars in Millions)

     Local service. . . . . . . . . .      $ 20.5
     Long distance. . . . . . . . . .        (5.2)
     Network access . . . . . . . . .         9.5
     Other. . . . . . . . . . . . . .       (51.2)
                                            -----
                                           $(26.4)

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

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1994 increased $23.0 million, or 1.5%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                                Increase (Decrease)
                                               (Dollars in Millions)

     Depreciation and amortization .                   $ 9.1
     Taxes other than income taxes .                   (19.2)
     All other:
        Employee related . . . . . .                    24.2
        Other. . . . . . . . . . . .                     8.9
                                                       -----
                                                       $23.0
                                                       =====

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

Form 10-Q/A                                          New York Telephone Company




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


December 13, 1994