Form 10-Q/A
period 1994-06-30
NEW YORK TELEPHONE CO
filed 1994-12-14
CIK 71689

Form 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)
- ---
 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                       OR
- ---
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.

                                AMENDMENT NO. 2

The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, as set forth in the pages attached hereto:

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

BUSINESS RESTRUCTURING

Second quarter 1994 results include approximately $395 million of pretax charges ($257 million after-tax) for pension enhancements for approximately 500 management and 1,900 nonmanagement employees who elected during the quarter to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("TRG") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension enhancements and the Company's allocation of TRG's pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 9,000 employees by the end of 1996. The components of the $395 million pretax charges are as follows: $230 million ($150 million after-tax) for pension enhancements, $116 million ($75 million after-tax) for associated postretirement medical benefits, $26 million ($17 million after-tax) for charges allocated to the Company from TRG for its pension enhancements and $23 million ($15 million after-tax) for charges allocated to the Company from TRG for its associated postretirement medical benefits. Much of the cost of the incentives will be funded by NYNEX's pension plans.

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

The reserves established for severance will be transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions, and the incremental cost of the pension enhancements will be charged to expense as employees leave. The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. Postretirement medical costs will be increased on a per employee basis, because these incentives resulted in more individuals qualifying for lifetime medical coverage than under the severance plan, and will be charged to expense as employees leave. Under the assumption that nonmanagement employees will leave under the retirement incentive, the expected utilization of nonmanagement severance reserves and the application of the postretirement medical liability per year have been revised from the expected utilization as previously reported (see the Company's Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993) as follows:

       (In Millions)
       Severance                 1994  1995  1996 Total
       ---------                 ----  ----  ---- -----
       Management                 $17  $ 61 $ 56   $134
       Nonmanagement               19    54   80    153
                                  ----   --   --    ---
       Total                      $36  $115 $136   $287
                                  ===  ==== ====   ====


       Medical                   1994  1995  1996 Total
       -------                   ----  ----  ---- -----
       Management                 $ 7  $ 24 $ 22   $ 53
       Nonmanagement               32    77  108    217
                                  ---    --  ---    ---
       Total                      $39  $101 $130   $270
                                  ===  ==== ====   ====

The restructuring reserve balance at June 30, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business restructuring, was approximately $573 million. In the first six months of 1994, the Company
                                      -8-

Form 10-Q/A Part I                              New York Telephone Company

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

reduced 1993 restructuring reserves by approximately $148 million in the following categories:

        Severance:
             Management                      $47
             Nonmanagement                    15
                                              --
             Total severance                      $62
        Systems redesign:
             Customer contact                  -
             Customer provisioning             -
             Customer operations               -
             Customer support                  -
                                              --
             Total systems redesign                 -
        Work center consolidation                   -
        Branding                                   12
        Relocation                                  -
        Training                                    -
        Re-engineering implementation               -
                                                  ---
        Subtotal                                   74
        TRG allocated reserves:
             Severance                        31
             Postretirement medical benefits  24
             Systems re-engineering           17
             Re-engineering implementation     2
             Work center consolidation         -
                                              --
             Total allocated                       74
                                                 ----
        Total                                    $148
                                                 ====

The severance reduction amount is comprised of $54 million of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for, and $8 million utilized for other retiree costs.

In addition $26 million of reserves accrued in 1991 for severance costs related to TRG was utilized for the Company's allocation of TRG's pension enhancements.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the six months ended June 30, 1994 decreased
$73.3 million, or 1.9%, from the same period last year. This decrease in total operating revenues is comprised of the following:

                                     Increase (Decrease)
                                         (In millions)
      Local service. . . . . . . . .       $ 33.7
      Long distance. . . . . . . . .        (14.6)
      Network access . . . . . . . .          4.5
      Other. . . . . . . . . . . . .        (96.9)
                                           ------
                                           $(73.3)
                                           ======

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

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 1994 increased
$476.5 million, or 15.0%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                            Increase (Decrease)
                                               (In millions)
                                                -----------
     Depreciation and amortization. . . .        $ 21.8
     Taxes other than income taxes. . . .         (23.4)
     All other:
       Business restructuring charges . .         394.9
       Employee related . . . . . . . . .          37.1
       Other. . . . . . . . . . . . . . .          46.1
                                                 ------
                                                 $476.5
                                                 ======

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



                                   New York Telephone Company


                                         Mel Meskin
                                   --------------------------
                                         Mel Meskin
                                   Vice President - Finance and Treasurer
                                   (Principal Financial and Chief Accounting
                                    Officer)




















December 13, 1994