Form 10-Q/A
period 1994-09-30
NEW YORK TELEPHONE CO
filed 1994-12-14
CIK 71689

Form 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)
- ---
 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1994

                                       OR

- ---
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


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

                                AMENDMENT No. 1

The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, as set forth in the pages attached hereto:

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

The Plan is a performance-based plan that, if approved by the NYSPSC, will operate as follows:

(1) The new framework will replace the traditional way the Company's operations have been regulated in New York - a method based on limited earnings - with incentives to invest in new technologies and improve service. Rate of return will no longer be the focus of regulation. The Plan will cap, at current rates, the prices for such "basic" services as residence and business exchange access, residence and business local calling and LifeLine service. In addition, by the end of the seven-year term of the Plan, the Company's prices will have been decreased by an amount that would produce a $425 million reduction in annual revenue based on current volumes of business. This reduction will be accomplished primarily by reducing the average prices of toll and carrier access services. The first price reduction, estimated at $100 million in annual revenue, will be effective January 1, 1995. During its term, the Plan allows certain prices to be adjusted to take into account inflation in excess of 4 percent annually or costs associated with government mandates and other "exogenous" events.

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

(5) Approximately $122 million of the $153 million "set aside" ordered by the NYSPSC in the first phase of the incentive regulation proceeding will be released to the Company in exchange for the various commitments the Company has made under the Plan. $31 million of the $153 million has already been dedicated to a service improvement plan that is being implemented in 1994.

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
                                  ===  ==== ====   ====

Form 10-Q/A Part I                              New York Telephone Company

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

The restructuring reserve balance at September 30, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business restructuring, was approximately $497 million. In the first nine months of 1994, the Company reduced 1993 restructuring reserves by approximately $225 million in the following categories:

        Severance:
             Management                      $80
             Nonmanagement                    17
                                              --
             Total severance                      $97
        Systems redesign:
             Customer contact                  -
             Customer provisioning             -
             Customer operations               -
             Customer support                  -
                                              --
             Total systems redesign                 -
        Work center consolidation                   -
        Branding                                   14
        Relocation                                  -
        Training                                    -
        Re-engineering implementation               -
                                                  ---
        Subtotal                                  111
        TRG allocated reserves:
             Severance                        43
            Postretirement medical benefits   31
             Systems re-engineering           38
             Re-engineering implementation     2
             Work center consolidation         -
                                              --
             Total allocated                      114
                                                 ----
        Total                                    $225
                                                 ====

The severance reduction amount is comprised of $75 million of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for, $8 million utilized for other retiree costs, and $14 million transferred from the Company to TRG to cover severance costs associated with employees who transferred from the Company to TRG and subsequently left under the pension enhancements.

Additionally, $26 million of reserves accrued in 1991 for severance costs related to TRG was utilized for the Company's allocation of TRG's pension enhancements.

During the third quarter of 1994, the Company began to realize significant expense savings associated with force reductions. For the first nine months of 1994, the
                                        -10-

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

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 1994 decreased $94.6 million, or 1.6%, from the same period last year. This decrease in total operating revenues is comprised of the following:

                                               Increase (Decrease)
                                                (In millions)
       Local service                               $ 43.2
       Long distance                                (19.7)
       Network access                                13.4
       Other                                       (131.5)
                                                   ------
                                                   $(94.6)
                                                   ======

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

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Switched access revenues are charges to telecommunications carriers for access to the Company's local exchange facilities. Switched access revenues increased a net $25 million principally due to increased usage, partially offset by a reduction in interstate rates, which included the phase-out of the equal access cost recovery charge, and by a $9 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).
                                        -11-

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

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 1994 increased $512.7 million, or 10.8%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                              Increase (Decrease)
                                                (In millions)
                                                 -----------
       Depreciation and amortization               $ 36.2
       Taxes other than income taxes                (29.4)
       All other:
        Business restructuring charges              418.2
        Employee related                             48.4
        Other                                        39.3
                                                   ------
                                                   $512.7
                                                   ======

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

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase in other operating expenses was due principally to a $51 million net increase in contracted and centralized services, including an increase from affiliated companies resulting from the transfer of employees from the Company to TRG (see Employee related costs above) and an increase in sales agent commissions, an $18 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract with AT&T Corp. and a $14 million increase in the Provision for uncollectibles. Partially offsetting these increases were a $22 million decrease due to the completion of equal access amortization in 1993, a $9 million decrease attributable to the reversal in 1993 of deferred inside wire expense recorded in 1991 and 1992 and a $6 million decrease in right-to-use fees due to lower purchases of software.

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



                                   New York Telephone Company


                                           Mel Meskin
                                   ------------------------------
                                           Mel Meskin
                                   Vice President - Finance and Treasurer
                                   (Principal Financial and Chief Accounting
                                    Officer)









December 13, 1994