Form 10-K/A
period 1993-12-31
NEW YORK TELEPHONE CO
filed 1994-12-21
CIK 71689

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

              DOCUMENTS INCORPORATED BY REFERENCE:
                              None.
                         AMENDMENT No. 2
The registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, to correct
Exhibit (23), as set forth in the  pages  attached hereto:

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





December 20, 1994

Item 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

 (a)  Documents filed as part of this Annual Report on  Form  10-K/A.

  (1) Consolidated Financial Statements. The following report and consolidated financial statements, in response to Item 8, were previously filed on the Registrant's 1993 Form 10-K/A, Amendment No. 1, dated December 13, 1994 (File No. 1-3435):

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

          The Company's Current Report on Form 8-K, date of report October 25, 1993 and filed October 25, 1993, reporting on Item 5.

          The Company's Current Report on Form 8-K, date of report October 26, 1993 and filed November 3, 1993, reporting on Item 7.

          The Company's Current Report on Form 8-K, date of report November 10, 1993 and filed November 19, 1993, reporting on Item 5.

          The Company's Current Report on Form 8-K, date of report November 16, 1993 and filed November 19, 1993, reporting on Item 7.

                                                     Exhibit (23)





               CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement of New York Telephone Company on Form S-3 (File No. 33-50615) of our report dated February 9, 1994 on our audits of the consolidated financial statements and consolidated financial statement schedules of New York Telephone Company as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which report is included in the Annual Report on Form 10-K/A, Amendment No. 1, dated December 13, 1994.




                                    Coopers & Lybrand  L.L.P.


New York, New York
December 13, 1994