Form 10-K405
NEW YORK TELEPHONE CO
filed 1995-03-24
CIK 71689

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark one)
( X )            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to________

                         Commission file number 1-3435

                           NEW YORK TELEPHONE COMPANY

         A New York Corporation               I.R.S. Employer
                                         Identification No. 13-5275510

             1095 Avenue of the Americas, New York, New York  10036

                        Telephone Number (212) 395-2121


Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on
    Title of each class                          which registered
    -------------------                      -----------------------------
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

                                     None.

                                                                      Attachment
Title of each class
-------------------

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

                               TABLE OF CONTENTS

                                     PART I

Item                                                         Page
----                                                         ----

 1.    Business (Abbreviated pursuant to General
       Instruction J(2))..................................      4
 2.    Properties.........................................     11
 3.    Legal Proceedings..................................     12
 4.    Submission of Matters to a Vote of Security Holders
       (Omitted pursuant to General Instruction J(2))

                                    PART II

 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters  (Inapplicable)
 6.    Selected Financial Data........................................    14
 7.    Management's Discussion and Analysis of Results
         of Operations (Management's Narrative Analysis
         of Results of Operations is provided pursuant to
       General Instruction J(2))......................................    15
 8.    Consolidated Financial Statements and Supplementary Data:
         Report of Management.........................................    26
         Report of Independent Accountants............................    28
         Statements:
          Consolidated Statements of Income and Retained
            Earnings for each of the Three Years in the Period
            Ended December 31, 1994...................................    29
          Consolidated Balance Sheets as of December 31, 1994
            and 1993..................................................    30
          Consolidated Statements of Cash Flows for each of the
            Three Years in the Period Ended December 31, 1994.........    32
          Notes to Consolidated Financial Statements..................    33
         Supplementary Information:
          Quarterly Financial Information (Unaudited).................    48
 9.    Charges in and Disagreements with Accountants on Accounting and
       Financial Disclosure...........................................    49

                                    PART III

                 (Omitted pursuant to General Instruction J(2))
10.  Directors and Executive Officers of the Registrant
11.  Executive Compensation
12.  Security Ownership of Certain Beneficial Owners and Management
13.  Certain Relationships and Related Transactions

                                    PART IV

14.  Exhibits, Consolidated Financial Statement Schedules and
     Reports on Form 8-K .............................................    50

                                    PART I
Item 1.  BUSINESS

General
-------

     New York Telephone Company (the "Company"), which was incorporated in 1896 under the laws of the State of New York, has its principal executive offices at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121) and is engaged primarily in providing telecommunications services in a large portion of New York and a small portion of Connecticut (Greenwich and Byram only). The Company is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX").

     Empire City Subway Company (Limited) ("Empire"), a wholly-owned subsidiary of the Company, is primarily in the business of leasing underground conduit in Manhattan and the Bronx, primarily to companies in the telecommunications business. Approximately 93% of Empire's 1994 revenues was derived from the Company.

Telecommunications Services
---------------------------

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

    Certain billing and collection services are performed by the Company for other carriers, primarily AT&T Corp. ("AT&T"), and certain information providers that elect to subscribe to these services rather than perform such services themselves. Effective January 1, 1987, such billing and collection services were detariffed on an interstate basis and are offered to interexchange carriers under contract. In addition, many components of intrastate billing and collection services have been detariffed pursuant to orders of the New York State Public Service Commission ("NYSPSC"). The NYSPSC has determined that other components of intrastate billing and collection services shall remain under tariff. In 1994, approximately 1% of the Company's operating revenues was derived from billing and collection services.

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

    The following table sets forth for the Company the approximate number of network access lines in service at the end of each year:

                                      In Thousands
                          --------------------------------------
                          1994    1993      1992    1991    1990
                          ----    ----      ----    ----    ----
Network Access Lines
in Service*. . . . . . . 10,477  10,135    9,897    9,735  9,658

* Network access lines in service have been restated for retroactive adjustments to the in-service base. This restatement was not material and had no impact on revenues.

  Sizable areas and many localities within New York are served by nonaffiliated telephone companies that had approximately 1,203,086 network access lines in service in those territories on December 31, 1994. The Company does not furnish local service in the areas and localities served by such companies. Rochester, Jamestown, Middletown, Webster and Henrietta are the only cities with a population of more than 25,000 within New York that are served by such nonaffiliated companies.

  For the year ending December 31, 1994, approximately 96% of the total operating revenues of the Company was derived from telecommunications services, of which one customer, AT&T, accounted for approximately 18%, primarily in network access and other revenues. The remaining approximately 4% of total operating revenues was from other sources, primarily inside wire related charges and licensing fees for telephone directories.

  Telesector Resources Group, Inc
  -------------------------------

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

Certain Affiliated Business Operations
--------------------------------------

  NYNEX Information Resources Company
  -----------------------------------

  The Company has an agreement with NYNEX Information Resources Company ("Information Resources"), a wholly-owned subsidiary of NYNEX, pursuant to which Information Resources pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. In April 1986, the NYSPSC issued an order which disapproved the directory publishing agreement between the Company and Information Resources. The Company appealed this order and in October 1988, the New York State Court of Appeals ruled that the NYSPSC had the authority to disapprove the directory publishing agreement.

  The Company subsequently submitted a proposal to the NYSPSC for compliance with its decision. Beginning in January 1991, Information Resources has made payments to the Company under an arrangement that in effect remits to the Company its earnings related to publishing directories in New York in excess of a regulated return. In April 1992, the NYSPSC instituted a proceeding to investigate the directory publishing operations of the Company and its NYNEX affiliates. In December 1993, an administrative law judge of the NYSPSC issued a recommended decision that the Company's proposal not be accepted and that the Company, instead, assume the directory publishing function itself and/or negotiate a modified agreement with Information Resources. On January 27, 1994, the parties to the proceeding submitted their final briefs to the NYSPSC, which will review the administrative law judge's recommendation and issue a final order.

Business Restructuring
----------------------

  During 1994, the Company reached new agreements with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW") which provided for retirement incentives (see "Employee Relations" below). The Company also announced retirement incentives for its management employees. These incentives are intended to provide a voluntary means to implement substantially all of the planned work force reductions of approximately 9,000 employees by the end of 1996. Much of the cost will be funded by the NYNEX pension plans. In 1994, the Company recorded $523.4 million of pretax charges ($340.2 million after-tax) primarily for the incremental cost of pension enhancements and associated postretirement medical costs for 3,700 employees who left the Company under the retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements.

  In 1993, the Company recorded $992 million in pretax charges ($645 million after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce cost savings necessary for the Company to operate in an increasingly competitive environment.

Capital Expenditures
--------------------

  The Company meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. Capital expenditures (excluding the equity component of allowance for funds used during construction and additions under capital leases) for 1990 through 1994 are set forth below:

                                In Millions
                         --------------------------
                         1994. . . . . . . . $1,330
                         1993. . . . . . . . $1,342
                         1992. . . . . . . . $1,221
                         1991. . . . . . . . $1,354
                         1990    . . . . . . $1,251

Operations Under the Modification of Final Judgment
---------------------------------------------------

     The operations of NYNEX and its subsidiaries in all industry segments are subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"). The MFJ arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T. In August 1982, the United States District Court for the District of Columbia (the "MFJ Court") approved the MFJ as in the public interest. In February 1983, the United States Supreme Court affirmed the MFJ Court's action. Pursuant to the MFJ, AT&T divested its 22 wholly-owned LECs, including the Telephone Companies, distributed them to the RHCs, and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

     As initially approved, the MFJ restricted the RHCs, including NYNEX and its subsidiaries, including the Company, to the provision of exchange telecommunications service, exchange access and information access services, the provision (but not manufacture) of customer premises equipment ("CPE") and the publishing of printed directory advertising. Although some restrictions placed on RHC operations have been removed or modified since entry of the MFJ, the RHCs are still required to seek MFJ Court approval in order to provide interLATA telecommunications services, to manufacture or provide telecommunications products and to manufacture CPE. Also, the Company is still required to offer to all interexchange carriers and information service providers exchange access and information access, at certain locations, which are equal in quality, type and price to that provided to AT&T and its affiliates ("Equal Access").
Included in capital expenditures for the period 1990 through 1993 are costs in connection with the requirement to provide Equal Access (see "Capital Expenditures" above).

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

     In July 1991, the MFJ Court lifted the MFJ restriction on the provision of the content of information services by the RHCs and LECs, including NYNEX and the Telephone Companies. In May 1993, the United States Court of Appeals for the District of Columbia Circuit affirmed that decision. The Court of Appeals decision allows the RHCs and LECs, including NYNEX and the Telephone Companies, to create and own the content of the information they transmit over the telephone lines and to provide data processing services to customers. In November 1993, the United States Supreme Court declined to review the Court of Appeals decision.

Regulated Services
------------------

     Intrastate communications services offered by the Company are under the jurisdiction of state public utility commissions (see "State Regulatory Matters" below), and interstate communications services are under the jurisdiction of the Federal Communications Commission ("FCC") (see "Federal Regulatory Matters" below). In addition, state and federal regulators review various transactions between the Company and the other subsidiaries of NYNEX.

State Regulatory Matters
------------------------

     The NYSPSC has instituted a proceeding to consider the terms that should govern local exchange competition in New York State. (Competition for local exchange services has been authorized under interim regulations pending the development of final regulations.) Among the matters being considered in this proceeding are interconnection between competing local exchange providers, regulation of new entrants, and the possibility of creating a "universal service fund." Decisions in this proceeding could have a significant impact on the Company's revenues.

     See discussion of State Regulatory Matters in Part II, Management's Discussion and Analysis of Results of Operations, which is incorporated herein by reference.

Federal Regulatory Matters
--------------------------

     Interstate Access Charges
     -------------------------

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

    In June 1994, the FCC completed a review of the performance of LECs during the initial period of price cap regulation. The Telephone Companies filed comments advocating price cap and access reform to keep pace with the intensifying competitive environment. Among other things, the Telephone Companies recommended increased pricing flexibility, elimination of sharing and low end adjustment mechanisms, and reduction of the productivity factor. An FCC decision is pending.

    On March 3, 1995, the FCC released Orders to Show Cause to each of the LECs, including the Telephone Companies, resulting from an audit of the costs that the LECs reported to the National Exchange Carrier Association ("NECA") for Common Line Pooling purposes for 1988 and the first quarter of 1989. The audit report cites each of the LECs for alleged violations of the FCC's accounting rules and reporting errors which, as to the Telephone Companies, were calculated to total $37.8 million in respect of all interstate costs for the period. Some of the alleged errors would have the effect of understating the Telephone Companies' revenue requirement; the net effect, therefore, is an alleged revenue requirement overstatement of $19.8 million. That estimate is considered preliminary, however, because the auditors did not have sufficient information for several items to reach final conclusions.

    The Order requires the Telephone Companies to show cause why the FCC should not (1) issue a Notice of Apparent Liability for Forfeiture for violations of the FCC's accounting rules; (2) require the Telephone Companies to adjust their price cap indexes; and (3) require the Telephone Companies to improve their internal processes to bring them into compliance. The Telephone Companies must respond to the Order by May 2, 1995.

    On December 15, 1993, the Telephone Companies filed a petition with the FCC for a waiver to implement the Universal Service Preservation Plan ("USPP") in order to compete more effectively with alternative providers of local telephone service. The USPP would reduce the Switched Access rate for multiline business users in zones of high traffic density by approximately 40 percent and would shift most of the revenues lost from this rate reduction to flat, per-line charges applicable to all access lines. Overall annual access revenues would be reduced by $25 million.

  Other Federal Matters
  ---------------------

  In August 1992, the FCC determined that the LECs may provide video dialtone service, a common carrier platform for transporting and switching video programming from programmers to subscribers, and that neither the LEC providing video dialtone nor its programmer-customers require a local cable franchise. In June 1993, the FCC granted the Company's request for permission to conduct a trial of video dialtone service in New York City. The trial commenced in January 1994.

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

                      -----------------------------------

    The outcome of all refund matters as well as the time frame within which each will be resolved, is not presently determinable. As of December 31, 1994, the aggregate amount of revenues that was estimated to be subject to possible refund from all regulatory proceedings was approximately $266.6 million, plus related interest.

                      -----------------------------------

Competition
-----------

     Advances in technology, as well as regulatory and court decisions, are expanding the types of communications products and services available in the market, as well as the number of alternatives to the telecommunications services provided by the Company. Various business alliances and other undertakings were announced or consummated in the telecommunications industry in 1994 which indicate an intensifying level of competition, especially with respect to the operations of the Company. AT&T acquired, through a merger, McCaw Cellular Communications Inc. ("McCaw"), which operates in a number of areas within NYNEX's region in the Northeast. U S WEST Inc. ("U S WEST") holds a major interest in Time Warner Entertainment Co. L.P., which includes Time Warner Cable and has announced an agreement to acquire Cablevision Systems Corp. ("Cablevision"). Time Warner Cable has extensive operations in the Northeast, including New York City, and has announced its plans to offer a full range of local access telecommunications services to New York City businesses by mid-1995. Cablevision, which operates in Long Island and Westchester County, plans to construct a fiber-optic network to deliver telecommunications and video services. MCI Communications Corp. ("MCI") plans to spend $2 billion to establish local fiber-optic networks in 20 major cities, including New York, offering a way to bypass the local exchange carrier, including the Company, and connect directly to MCI's long-distance network. In certain markets in New York City, the Company faces significant competition from alternative service providers with substantial resources. The NYSPSC has authorized 28 companies to provide competitive local exchange services in the state of New York. Three companies have begun local exchange operations in direct competition with the Company, which has implemented interim interconnection agreements with local exchange competitors. The Company has allowed alternative service providers to place transmission equipment in its central offices, under an arrangement known as collocation. The Company also faces increasing competition in Centrex services, long distance, WATS, billing and collection services, pay telephones, and various other services.

Employee Relations
------------------

  The Company and its subsidiary had approximately 36,000 employees at December 31, 1994. Approximately 30,900 employees are represented by unions. Of those so represented, approximately 97% are represented by the CWA and approximately 3% by the IBEW, both of which are affiliated with the AFL-CIO.

  In 1994, collective bargaining agreements between the Company, the CWA and the IBEW were extended until August 8, 1998. These agreements were scheduled to expire on August 5, 1995. Basic wages will increase approximately 14.5%, including a 4.0% increase in August 1994, and a pension enhancement is provided to encourage early retirement. Wages will increase 4.0%, 3.5% and 3.0% in August 1995, 1996 and 1997, respectively. The first step was effective on April 3, 1994 and was comprised of dollar increases to the maximum rates for specified wage schedules. There may be a cost-of-living adjustment in 1997, and employees may receive added compensation for meeting service standards (in March 1996, 1997 and 1998) and for enrollment into a managed care network (in 1996 and
1997).

Item 2.  PROPERTIES

     The properties of the Company do not lend themselves to simple description by character and location of principal units.

     At December 31, 1994, the gross book value of telephone plant was $20.1 billion, consisting principally of telephone plant and equipment (87%). Other classifications include: land, land improvements and buildings (9%); furniture and other equipment (1%); and plant under construction and other (3%).

     Substantially all of the Company's central office equipment is located in buildings owned by the Company and situated on land that it owns. Many administrative offices, garages and business offices are in rented quarters.

     As part of the Company's 1993 restructuring associated with re-engineering the way service is delivered to customers (see "Business Restructuring" above), the Company intends to consolidate work centers by the end of 1996 to build larger work teams in fewer locations.

     Substantially all of the Company's assets are subject to lien under the Company's Refunding Mortgage indenture. At December 31, 1994, the principal amount of Refunding Mortgage bonds outstanding was $1.1 billion.

Item 3.  LEGAL PROCEEDINGS

Contingent Liabilities Agreement
--------------------------------

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

     In January 1995, NYNEX and the other RHCs agreed to terminate the sharing arrangement among the LECs with respect to predivestiture contingent liabilities for certain matters. AT&T did not enter into the agreement and, accordingly, the sharing arrangement remains in effect with respect to AT&T's predivestiture liabilities and with respect to AT&T's share of LEC predivestiture liabilities.

Antitrust Actions
-----------------

     In May 1990, Discon Incorporated filed an action in the United States District Court for the Western District of New York alleging, among other things, violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal antitrust laws. The defendants include NYNEX, the Company, NYNEX Materiel Enterprises Company and others. Plaintiff's allegations relate to, among other things, the removal of equipment from the Company's central offices. In June 1992, the District Court dismissed the original complaint in this case. Discon then filed an amended complaint. A motion to dismiss is pending before the District Court.

     In October 1990, North American Industries Inc. filed a third party complaint against the Company alleging, among other things, violations of the federal antitrust laws relating to the provision of facilities for pay telephone services. The case is pending in the United States District Court for the Southern District of New York. In 1992, three similar suits were filed in the same court.

Other Litigation
----------------

     In January 1990, Wegoland Ltd. and Howard Weiner filed an action in the United States District Court for the Southern District of New York on behalf of the telephone ratepayers of the Telephone Companies alleging violations of RICO and various state laws. A substantially identical case was filed by Donna Roazen in March 1990. The defendants in these cases were NYNEX, certain of its subsidiaries, including the Company, and certain present and former officers of those companies. Plaintiffs alleged that the Telephone Companies had been charged inflated prices in transactions with their affiliates and that those prices were unlawfully reflected in the Telephone Companies' regulated rates.
In November 1992, the District Court granted defendants' motions to dismiss these actions with prejudice. The U. S. Court of Appeals for the Second Circuit affirmed the dismissal on May 20, 1994. No further appeal was taken.

     In April 1990, Scott J. Rafferty filed a lawsuit against the Company and others. The lawsuit, filed in the United States District Court for the Southern District of New York, alleged violations of the RICO and state common law relating to, among other things, the termination of Mr. Rafferty's employment with Telco Research Corporation, then a subsidiary of NYNEX Information Solutions Group, Inc. In July 1991, the Court issued an order dismissing some of the plaintiff's claims and staying the remainder pending dismissal. On November 12, 1993, the Court dismissed the remainder of Mr. Rafferty's claims and issued a final judgment in favor of the defendants. On February 15, 1995, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal.

     Fifty-four actions, of which approximately seven remain, were brought in New York State Supreme Court, New York County, against the Company, Empire and others arising out of a power failure in a predominantly commercial section of New York City in August 1983. The actions are predicated on broad and general claims of negligence in excavating and/or installing underground equipment. Several of these cases involve multiple plaintiffs.

                      -----------------------------------

    While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.

                      -----------------------------------

    In November 1993, NYNEX and New England Telephone filed suit in the United States District Court for the District of Maine seeking an order declaring that section 533(b) of the Cable Communications Policy Act of 1984 is unconstitutional and permanently enjoining the United States from enforcing section 533(b) against NYNEX. Section 533(b) prohibits NYNEX from providing video programming to subscribers in areas where the Telephone Companies provide service. On December 8, 1994, the court issued an opinion and order declaring that Section 533(b) is unconstitutional and stating that it will enjoin the enforcement of Section 533(b) against NYNEX and its subsidiaries within the NYNEX service area. The Department of Justice has appealed.

                                    PART II
Item 6.  SELECTED FINANCIAL DATA


Dollars in Millions                        1994      1993      1992      1991      1990
                                         --------  --------  --------  --------  --------

 Operating revenues                      $ 7,737   $ 7,847   $ 7,746   $ 7,697   $ 7,486

 Operating expenses                      $ 6,958   $ 7,505   $ 6,259   $ 6,651   $ 6,151

 Interest expense                        $   314   $   349   $   363   $   375   $   357

 Earnings before cumulative effect
 of change in accounting principle       $   345   $    82   $   856   $   536   $   738

 Cumulative effect of change in
 accounting for postemployment
 benefits, net of taxes                  $     -   $   (89)  $     -   $     -   $     -

 Net income (loss)                       $   345   $    (8)  $   856   $   536   $   738

 Telephone plant - net                   $12,023   $12,116   $12,134   $12,232   $12,126

 Total assets                            $15,296   $15,435   $15,603   $15,864   $15,329

 Long-term debt                          $ 3,972   $ 3,972   $ 3,984   $ 3,956   $ 4,059

 Share owner's equity                    $ 4,805   $ 5,185   $ 5,916   $ 5,659   $ 5,727

 Capital expenditures*                   $ 1,330   $ 1,342   $ 1,221   $ 1,354   $ 1,251

 Return to equity                           6.81%   (0.13)%    14.66%     9.17%    12.99%

 Ratio of earnings to fixed charges +       2.40      1.04      3.98      2.68      3.52

 Network access lines
  in service (in thousands)++             10,477    10,135     9,897     9,735     9,658

  The results for 1994 include $523 million of pretax charges ($340 million after-tax) for pension enhancements for employees who elected to leave the Company during the year under retirement incentives (see Management's Discussion and Analysis of Results of Operations). The results for 1993 reflect the effects of pretax charges of $992 million ($645 million after-tax) for business restructuring, primarily related to efforts to redesign operations and incremental costs associated with work force reductions (see Management's Discussion and Analysis of Results of Operations). The results for 1991 reflect the effects of pretax charges of $317 million ($209 million after-tax) for operational restructuring related to force reduction programs.

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

++ Network access lines in service have been restated for retroactive adjustments to the in-service base. This restatement was not material and had no impact on revenues.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

BUSINESS RESTRUCTURING
----------------------

PURPOSE OF RESTRUCTURING

Externally, rapid changes in technology and regulation are opening New York Telephone Company's (the "Company") markets to competitors (see STATE REGULATORY MATTERS and FEDERAL REGULATORY MATTERS). As there are more communications alternatives available to customers, and their expectations for better quality and service at lower prices are rising, it is possible that competitors can serve parts of the Company's market at lower costs. Business restructuring resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce cost savings necessary for the Company to operate in an increasingly competitive environment.

1993 RESTRUCTURING CHARGES

As a result of the planned business restructuring, 1993 results include pretax charges of approximately $992 million ($645 million after-tax) comprised of $557 million in employee termination costs, $208 million of process re-engineering charges and $227 million for the Company's allocation of Telesector Resources Group Inc. ("Telesector Resources") business restructuring charges.

EMPLOYEE TERMINATION COSTS: In 1993, approximately $287 million of pretax charges was recorded for employee severance payments and approximately $270 million of pretax charges was recorded for postretirement medical costs for the workforce reductions (total after-tax charges of $362 million). The severance charges included salary, payroll taxes, and outplacement costs to be paid under provisions of the Company's force management plan for management employees and terms of collective bargaining agreements for nonmanagement employees. At December 31, 1993, the expected work force reductions by year were as follows:


                 1994   1995   1996   Total
                 -----  -----  -----  -----
Management         200    700    600  1,500
Nonmanagement    2,300  2,600  2,600  7,500
                 -----  -----  -----  -----
Total            2,500  3,300  3,200  9,000
                 =====  =====  =====  =====

PROCESS REENGINEERING: Approximately $208 million of the 1993 charges ($135 million after-tax) consists of costs associated with re-engineering the way service is delivered to customers, including operating the Company and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "Telephone Companies") as a single enterprise under the "NYNEX" brand. During the period 1994 through 1996, NYNEX Corporation ("NYNEX") intends to decentralize the provision of residence and business customer service throughout the region, create regional businesses to focus on unique markets, and centralize numerous operations and support functions.

Included in this amount are:


(Dollars In Millions)            1994   1995   1996   Total
                                 -----  -----  -----  -----
Systems redesign                 $   8  $  14  $   -   $ 22
Work center consolidation            3     88      1     92
Branding                            28      -      -     28
Relocation                           9     15      1     25
Training                            17     22      -     39
Re-engineering implementation        2      -      -      2
                                 -----  -----  -----   ----
Total                            $  67  $ 139  $   2   $208
                                 =====  =====  =====   ====

Systems redesign is the cost of developing new systems, processes and procedures to realize operational efficiencies and enable the Company to reduce work force levels. Commencing in 1994, certain specific new systems development initiatives were begun to facilitate implementation of process re-engineering initiatives. These projects consist of radical changes in the applications and systems supporting business functions. The redesign of these business functions is an integral part of the restructuring plan, and all the costs associated with these projects are incremental to ongoing operations. Specifically, only software purchases and external contractor expenses, which are normally expensed in accordance with Company policy, were included in the 1993 restructuring charges for the following business processes:


(Dollars In Millions)    1994   1995   1996   Total
                         -----  -----  -----  -----
Customer contact         $   1  $   8  $-       $ 9
Customer operations          7      6   -        13
                         -----  -----  -----    ---
Total                    $   8  $  14  $-       $22
                         =====  =====  =====    ===

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

Work center consolidation costs are incremental costs associated with establishing work teams in fewer locations by the end of 1996 to take advantage of lower force levels and system efficiencies, such as lease termination costs from the date premises are vacated, moving property to new locations and other consolidation costs. Branding includes the costs to develop a single "NYNEX" brand identity associated with the restructured business operations. Relocation costs are required to move personnel to different locations due to work center consolidations and include employee home sale and purchase expenses, moving expenses, travel and lodging expenses, and other costs based on the Company's relocation guidelines and the provisions of collective bargaining agreements. Training costs are for training nonmanagement employees on newly designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan and include tuition, out of pocket course development and administrative costs, facilities charges, and related travel and lodging. This training reflects broadening of job skills that will permit one employee to perform tasks formerly performed by several employees. Re-engineering implementation costs are the incremental costs to complete the various re-engineering initiatives.

COSTS ALLOCATED FROM TELESECTOR RESOURCES: Approximately $227 million of restructuring charges ($148 million after-tax) was allocated to the Company from Telesector Resources primarily related to its force reduction and re-engineering programs. The following items were included in these charges:


(Dollars In Millions)               1994   1995   1996   Total
                                   ------  -----  -----  -----
Severance                          $  61*  $   7  $   3   $ 71
Postretirement medical benefits       26       4      1     31
Systems re-engineering                57      50      6    113
Re-engineering implementation         14      14      7     35
Work center consolidation              1       4      -      5
                                   -----   -----  -----   ----
Total                              $ 159   $  79  $  17   $255
                                   =====   =====  =====   ====

*1994 includes $28 million of severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

1994 ADDITIONAL CHARGES

During 1994 the Company reached new agreements with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW") (see "Collective Bargaining Agreements" below) which provided for retirement incentives. The Company also announced retirement incentives for its management employees. The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. The management and nonmanagement retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 9,000 employees by the end of 1996. Postretirement medical costs will be increased on a per employee basis, because these incentives resulted in more individuals qualifying for lifetime medical coverage than under the 1993 force reduction plan. Other retiree costs include vacation buyout and outplacement costs.

The retirement incentives will be offered at different times through 1996 according to local force requirements and are expected to generate additional charges over that period of time as employees elect to leave the business under retirement incentives. Much of the cost of the retirement incentives will be funded by the NYNEX pension plans. In 1994, $523.4 million of pretax charges ($340.2 million after-tax) was recorded, primarily for the incremental cost of retirement incentives for 3,700 employees who left the Company and for the Company's allocation from Telesector Resources for its retirement incentives.

The components of the $523.4 million pretax charges are: $309.7 million ($201.3 million after-tax)for pension enhancements, $156.3 million ($101.6 million after-tax) for associated postretirement medical costs and $57.4 million ($37.3 million after-tax) allocated to the Company from Telesector Resources for its retirement incentives and related postretirement medical costs.

CURRENT STATUS OF BUSINESS RESTRUCTURING

Employee Reductions: Due to acceleration of certain staff group reductions, the number of employees leaving the Company under the retirement incentives during 1994 was higher than originally planned, reflecting an acceleration, but not an increase, in the total number of employees expected to leave. The actual number of work force reductions in 1994 and the revised expectation for

1995 and 1996 are as follows:

                       1994   1995   1996  Total
                       -----  -----  -----  -----
Management             1,100    400      -  1,500
Nonmanagement          2,600  3,500  1,400  7,500
                       -----  -----  -----  -----
Total                  3,700  3,900  1,400  9,000
                       =====  =====  =====  =====

Advances in technology and streamlined processes are expected to make it possible for a smaller work force to maintain the same size network. As a result, force reductions will continue in areas where redesigned processes can meet customer service requirements with fewer people. The analysis of operations and work processes resulted in recommendations for specific process and system changes, and force reductions were identified as a result. This, in turn, will enable the Company to reduce expenses.

The reserves established for severance in 1993 have been, and will continue to be, primarily transferred to the pension liability on a per employee basis as a result of employees' leaving under the retirement incentives as opposed to severance provisions of the 1993 force reduction plan. The severance reserves utilized and the application of the postretirement medical liability established in 1993 for those employees are detailed in the 1994 column below under "Retirement Incentives". Assuming that employees will continue to leave under the retirement incentives, the expected utilization of severance reserves and the application of the postretirement medical liability established in 1993 have been revised from the expectations previously reported under the 1993 force reduction plan as follows:


(Dollars In Millions)      1993 FORCE REDUCTION PLAN        RETIREMENT INCENTIVES *
                          --------------------------      --------------------------
                           1994   1995   1996  Total       1994**  1995  1996  Total
                          -----  -----  -----  -----      -------  ----  ----  -----
SEVERANCE
---------
Management                $  17  $  61  $  56  $134       $   113  $ 21  $ -   $134
Nonmanagement                71     61     21   153            22    89   42    153
                          -----  -----  -----  ----       -------  ----  ---   ----
Total                     $  88  $ 122  $  77  $287       $   135  $110  $42   $287
                          =====  =====  =====  ====       =======  ====  ===   ====

POSTRETIREMENT MEDICAL
----------------------
Management                $   7  $  24  $  22  $ 53       $    46  $  7  $ -   $ 53
Nonmanagement                96     85     36   217            36   123   58    217
                          -----  -----  -----  ----       -------  ----  ---   ----
Total                     $ 103  $ 109  $  58  $270       $    82  $130  $58   $270
                          =====  =====  =====  ====       =======  ====  ===   ====

* The revised expected utilization for t he severance reserves and for the application of the postretirement medical liability per year is based on 1994 actual experience for the year and, therefore, updates the amounts disclosed during 1994 in the Quarterly Reports on Form 10-Q.
** The severance reduction amount is comprised of $107 million of severance reserves transferred to the pension liability on a per employee basis, and $8 million utilized for other retiree costs. In addition, the severance and postretirement medical reductions include $20 million and $8 million, respectively, which was transferred from the Company to Telesector Resources to cover the severance and postretirement medical costs associated with approximately 217 employees who transferred from the Company to Telesector Resources and subsequently left in 1994 under the pension enhancements.

Process Re-engineering: The actual 1994 utilization of reserves and the revised expected utilization for 1995 and 1996 is as follows:


(Dollars In Millions)            1994   1995   1996   Total
                                 -----  -----  -----  -----
Systems redesign                 $   -  $  37  $   -   $ 37
Work center consolidation           10     67     28    105
Branding                            15     10      -     25
Relocation                           -      3      -      3
Training                             -     13     19     32
Re-engineering implementation        1      5      -      6
                                 -----  -----  -----   ----
Total                            $  26  $ 135  $  47   $208
                                 =====  =====  =====   ====

Systems redesign: During 1994, it was determined that systems redesign would require a larger than anticipated upfront effort to fully integrate interfaces between various systems to permit development of multi-tasking capabilities. A higher degree of complexity and additional functionality required by real time, interactive systems contributed to the increase. The actual utilization in 1994 and the revised expected utilization in 1995 and 1996 of the systems redesign reserves are as follows:


(Dollars In Millions)    1994   1995   1996   Total
                         -----  -----  -----  -----
Customer contact         $-     $  21  $-       $21
Customer operations       -        16   -        16
                         -----  -----  -----    ---
 Total                   $-     $  37  $-       $37
                         =====  =====  =====    ===

Work center consolidation has been revised and expected costs have increased slightly due to an increase in the number of work centers from what was originally planned based on the union agreements. Branding will require additional time to complete. Relocation of employees has been significantly revised due to the increase in work centers and terms of the union agreements. Training was delayed due to the timing of the union agreements and the higher degree of complexity of the systems redesign, total expected costs were decreased due to the planned use of more in-house training. Re-engineering implementation cost more than expected because of an expanded work effort for the initiatives and the related retention of outside consultants.

Costs allocated from Telesector Resources: The actual 1994 utilization of reserves with revised expected utilization for 1995 and 1996 is as follows:


(Dollars In Millions)             1994   1995   1996   Total
                                 ------  -----  -----  -----
Severance                        $  71*  $   -  $   -   $ 71
Postretirement medical
   benefits                         31       -      -     31
Systems re-engineering              45      65      -    110
Re-engineering implementation       21      11      6     38
Work center consolidation            -       3      2      5
                                 -----   -----  -----   ----
Total                            $ 168   $  79  $   8   $255
                                 =====   =====  =====   ====

* 1994 utilization includes $28 million of reserves accrued in 1991 for severance costs allocated to the Company for Telesector Resources pension enhancements.

Cost Savings

During 1994, the Company began to realize significant expense savings associated with force reductions. The Company experienced a $63 million reduction in wages as well as a $26 million reduction in costs allocated from Telesector Resources as a result of employees' leaving primarily under retirement incentives.

COLLECTIVE BARGAINING AGREEMENTS
--------------------------------

On March 24, 1994, an agreement was reached with the CWA and Local 2213 of the IBEW in New York to extend through August 8, 1998 the collective bargaining agreements that were to expire on August 5, 1995. The agreements were ratified in May 1994. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. Wage rates will increase 4.0%, 3.5% and 3.0% in August 1995, 1996 and 1997, respectively. In 1997 there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of Company-initiated "process change", an enhanced educational program and incentives to improve service quality.

STATE REGULATORY MATTERS
------------------------

On September 26, 1994, the Company, the New York State Department of Public Service Staff and 15 other parties filed a proposed Regulatory Plan (the "Plan") for approval by the New York State Public Service Commission ("NYSPSC") that would modify the manner in which the Company is regulated by the NYSPSC over the next five to seven years. The Plan was developed by the parties in the third phase of the incentive regulation proceeding that the NYSPSC instituted in 1992. In the initial phase of the proceeding, the NYSPSC ordered the Company's rates to be reduced by $170 million annually, effective January 1, 1994. The NYSPSC also ordered that an additional $153 million in revenues be "set aside" for short-term service incentive plans and a longer term plan for performance-based earnings incentives and network improvements to be determined in the proceeding.

The Plan is a performance-based plan that, if approved by the NYSPSC, will operate as follows:

(1) The new framework replaces the traditional way the Company's operations have been regulated in New York - a method based on limited earnings - with incentives to invest in new technologies and improve service. Rate of return will no longer be the focus of regulation. The Plan will cap, at current rates, the prices for such "basic" services as residence and business exchange access, residence and business local calling and LifeLine service. In addition, depending on whether the Plan remains in effect for five or seven years, the Company's prices will have been decreased by an amount that would produce a $375 or $425 million reduction, respectively, in annual revenue based on current volumes of business. This reduction will be accomplished primarily by reducing the average prices of toll and carrier access services. The first price reduction, estimated at $100 million in annual revenue, will be effective in 1995. During its term, the Plan allows certain prices to be adjusted to take into account an inflation index in excess of four percent annually or costs associated with government mandates and other defined "exogenous" events.

(2) The Company will commit to maintain and improve its service quality over the term of the Plan, with rebates to customers if it fails to meet the specified service quality standards. If the Company does not meet specified service quality criteria, the Plan will terminate at the end of five years.

(3) The Plan encourages the Company to achieve substantial productivity gains over the term of the Plan. The NYSPSC may terminate the Plan at the end of five years unless the Company's prices, as measured by an index, are at least 4.5 percentage points lower than a price index of national telecommunications companies.

(4) The Plan includes competitive enhancements, including a specific schedule to provide intraLATA presubscription ("ILP") by 1996. ILP will give a customer the option of designating, in advance, a carrier that would carry the customer's intraLATA toll calls without the necessity of dialing extra digits. The Plan requires the Company to pay ILP implementation costs.

(5) Approximately $122 million of the $153 million 1994 "set aside" ordered by the NYSPSC in the first phase of the incentive regulation proceeding will be released to the Company in exchange for the various commitments the Company has made under the Plan. $31 million of the $153 million has already been dedicated to a service improvement plan that was implemented in 1994.

On March 14, 1995, NYSPSC administrative law judges issued a recommended decision that gave a positive evaluation of the Plan's concept and suggested that, with some modifications in the service and pricing provisions, the Plan "can provide a sound regulatory regime." It is expected that the NYSPSC will issue a decision on the Plan during the second quarter of 1995.

In the first phase of the incentive regulation proceeding, the Company and the NYSPSC agreed to a service quality plan for 1994 ("Service Plan"). In the Service Plan, the Company committed to achieve certain measurable levels of customer service, or, failing to achieve those levels, accept a penalty, the amount of which would be determined by the achieved service performance levels. Based on the service performance results through December 31, 1994, it is probable that the Company will incur a penalty. The precise amount of the penalty obligation cannot be determined pending further NYSPSC action regarding the waiver of certain service results for the period in question, but it is estimated that the penalty will be in the range of $40 to $50 million. The Service Plan is silent as to how the Company must satisfy any penalty. The ultimate resolution as to the disposition of the Service Plan penalty obligation through an additional capital investment to improve infrastructure, a refund to ratepayers, or other means will be made by the NYSPSC in the future. The NYSPSC may allow all interested parties the opportunity to state their positions.

On February 4, 1993, the NYSPSC issued an order with respect to the Second and Third Stages of the Company's 1990 General Rate Case, permitting the Company to retain 1993 earnings above a return on equity of 11.7% and up to 12.7% if it met specified service-quality criteria, with earnings above 12.7% to be held for the ratepayers' benefit. The Company has submitted a report to the NYSPSC showing 1993 earnings below 11.7%. The NYSPSC staff is currently reviewing the Company's submission.

As an outgrowth of the Company's 1990 general rate case, in November 1990, the NYSPSC commenced a proceeding to review the financial effects on ratepayers of the transactions in the years 1984 through 1990 between the Company and other NYNEX affiliates. In March 1991, the NYSPSC authorized a $250 million increase in the Company's rates, effective January 1, 1991, of which $47.5 million annually remains subject to refund pending resolution of certain affiliate transactions issues. The NYSPSC selected an independent consulting firm to perform an audit of such transactions. The consultant commenced the audit in November 1991 and is expected to complete the audit and submit a final report detailing its findings and recommendations in 1995. The NYSPSC may hold hearings on the consultant's audit report.

FEDERAL REGULATORY MATTERS
--------------------------

Effective January 1, 1991, the Federal Communications Commission ("FCC") adopted incentive regulation in the form of price caps with respect to interstate services provided by the Company. Price caps focus on local exchange carriers' ("LECs") prices rather than costs and set maximum limits on prices LECs can charge for their services. These limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. Under FCC price cap regulation, the Company may earn a return on equity of up to approximately 15%. Above that level, earnings are subject to equal sharing with ratepayers, until they reach an effective cap on interstate return on equity of approximately 18.7%.

In 1992, the Telephone Companies implemented a plan to unify their interstate access rates which, including the effect of the Company's annual price cap tariff filings, resulted in a decrease in the Company's interstate access revenues of approximately $10 million during the tariff period ending June 30, 1992, a decrease of approximately $80 million during the tariff period ending July 1, 1993, a decrease of approximately $55 million during the tariff period ending June 30, 1994 and will result in a decrease of approximately $9.2 million during the tariff period ending June 30, 1995. The Telephone Companies implemented a phase-in payment plan in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure. A substantial portion of the decrease in the Company's access revenues during those tariff periods was offset by the payment plan. With unification of interstate rates, the Telephone Companies report one unified interstate rate of return to the FCC, which will be the basis for determining any possible refund obligations due to overearnings as well as any need to increase interstate rates due to underearnings under the price cap plan.

Tariff revisions were filed by the Telephone Companies with the FCC on September 1, 1994 and amended on December 19, 1994, to amend price cap indexes to reflect additional exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"). The filing as amended reflected $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. The filing follows a July 12, 1994 decision of the Court of Appeals overturning the FCC's prior order denying exogenous treatment of additional OPEB costs. On December 29, 1994, the FCC's Common Carrier Bureau (the "Bureau") issued an order allowing the proposed rates to go into effect December 30, 1994, subject to an investigation and accounting order. Commencing December 30, 1994, the Telephone Companies began collecting these revenues, subject to possible refund pending resolution of the Bureau's investigation.

Following the FCC's adoption of physical collocation rules in September 1992, and 1993, the Company filed Special Access Expanded Interconnection tariffs in February 1993 and Switched Transport Expanded Interconnection tariffs in November 1993. Pursuant to provisions of the FCC rules that permit additional pricing flexibility when physical collocation for switched access reaches a threshold penetration level, on January 24, 1994, the Company filed volume and term discount tariffs, which became effective May 24, 1994, for switched transport in certain areas of New York. On June 10, 1994, the United States

Court of Appeals for the District of Columbia Circuit overturned the FCC's physical collocation rules. On July 25, 1994, the FCC adopted rules making physical collocation optional but requiring virtual collocation where physical collocation is not offered. The Company decided to continue offering physical collocation.

OPERATING REVENUES
------------------

Operating revenues for the year ended December 31, 1994 decreased $110.4 million, or 1.4%, from the same period last year. This decrease in total operating revenues is comprised of the following:

                                        Increase (Decrease)
                                       (Dollars in Millions)
                                        -------------------
        Local service                       $  47.4
        Long distance                         (31.7)
        Network access                         15.6
        Other                                (141.7)
                                             ------
                                            $(110.4)
                                             ======

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The increase in Local service revenues was primarily due to a net $176 million increase attributable to increased demand as evidenced by growth in access lines, growth in sales of calling features such as call waiting, remote call forwarding and touch-tone services and higher usage associated with the severe winter storms. In addition, there was a $5 million increase due to a 1993 reduction in revenues associated with the reversal of a 1990 deferral of private line revenues. These increases were partially offset by a $135 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The decrease in Long distance revenues was primarily due to a $13 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above), a $12 million decrease attributable to the shift in interstate toll revenues from long distance to network access (see Network access revenues below), and a $6 million decrease due to decreased demand for private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the Company, partially offset by increased demand for message toll service.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Switched access revenues are charges to telecommunications carriers for access to the Company's local exchange facilities. Switched access revenues increased a net $36 million principally due to increased usage, a $12 million increase due to the shift of interstate toll revenues from long distance to network access (see Long distance revenues above), and a $9 million increase due to the recognition of revenues previously deferred for other postretirement medical costs (see FEDERAL REGULATORY MATTERS above). These increases were partially offset by a $44 million reduction in interstate rates, which included the phase-out of the equal access cost recovery charge, and a $12 million revenue reduction pursuant to an NYSPSC order (see STATE REGULATORY MATTERS above). Special access revenues are charges for dedicated lines that connect terminal locations of interexchange carriers and end users. Special access revenues decreased $20 million primarily due to an $8 million reduction in interstate rates, increased competition and customer shifts to lower priced Company services.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The decrease in Other revenues was due principally to a $153 million reduction in revenues as ordered by the NYSPSC (see STATE REGULATORY MATTERS above), a $24 million decrease in revenues attributable to the 1993 reversal of previously recorded reductions in revenues in connection with the phase-out of ad valorem taxes on central office equipment, and a $14 million decrease due to the 1994 cessation of imputed revenues for procurement costs. Partially offsetting these decreases were a $22 million increase due to the imputation of revenue associated with the enactment of the Revenue Reconciliation Act of 1993, a $15 million increase in revenues related to the directory licensing agreement with NYNEX Information Resources Company resulting from higher estimated pretax earnings from the directories published pursuant to the agreement and a $10 million increase due to the 1993 reversal of a 1992 deferral of revenues for concession service.

OPERATING EXPENSES
------------------

Operating expenses for the year ended December 31, 1994 decreased $546.6 million, or 7.3%, from the same period last year. This decrease in total operating expenses is comprised of the following:

                                            Increase (Decrease)
                                           (Dollars in Millions)
                                            -------------------
         Depreciation and amortization           $  47.7
         Taxes other than income taxes             (28.9)
         All other:
          Business Restructuring charges
          recorded in 1994                         523.4
          Business Restructuring charges
          recorded in 1993                        (991.8)
          Employee related                         (86.8)
          Other                                    (10.2)
                                                  ------
                                                 $(546.6)
                                                  ======

Depreciation and amortization increased principally due to increased depreciable plant investment.

Taxes other than income taxes decreased from the same period last year due principally to a $26 million decrease in property taxes resulting from lower assessments of property value and a $9 million decrease in revenue taxes primarily attributable to a decrease in the surcharge rate from 15% to 12.5%. These decreases were partially offset by a $4 million increase in New York State capital stock tax.

Business restructuring charges recorded in 1994 consisted of incremental costs related to pension enhancements. Business restructuring charges recorded in the fourth quarter of 1993 consisted of costs related to consolidation of work locations, re-engineering, and incremental costs associated with work force reductions. (See BUSINESS RESTRUCTURING above.)

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Benefit expenses decreased a net $120 million primarily due to the NYSPSC-ordered recognition in 1993 of $75 million of deferred pension costs, a $61 million decrease attributable to the elimination of an assumed benefit
improvement and greater than anticipated return on pension assets, an       $18
million decrease due to a 1993 accrual for a supplemental executive retirement plan, and a $17 million decrease as a result of the 1994 deferral of postemployment benefits as ordered by the NYSPSC, which will be amortized over five years. These decreases were partially offset by a $39 million increase attributable to the amortization of deferred pension costs pursuant to an NYSPSC approved plan and a net $14 million increase in medical costs, primarily attributable to a $20 million increase in medical costs for retirees principally due to the requirements of the collective bargaining agreements and other medical plan amendments partially offset by a $6 million decrease in medical costs for active employees due principally to a reduction in the work force attributable to the Company's force reduction program and the transfer of employees to Telesector Resources. Wages and payroll taxes increased a net $33 million principally due to increases in salary and wage rates, and additional labor costs due to initiatives to improve service quality and to service increased demand partially offset by reductions in the work force attributable to the Company's force reduction program and the transfer of employees to Telesector Resources as part of the single enterprise reorganization (see Other operating expenses below).

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The decrease in other operating expenses was due principally to a $32 million decrease due to the completion of equal access amortization in 1993, a $16 million decrease in rental expense attributable to the Company's work center consolidation efforts, a $9 million decrease in intrastate access expense due to a $5 million reduction in expense under the terms of the plan and a $4 million reduction as a result of an accrual reduction for overestimations of the Company's obligation to the independent telephone companies in the pool, a $9 million decrease attributable to the recognition in 1993 of inside wire expense deferred in 1991 and 1992, a $9 million decrease due to the Company's contractual share of a predivestiture AT&T liability recorded in 1993, and a $4 million decrease in advertising expense. Partially offsetting these decreases were a $42 million net increase in contracted and centralized services due to: an increase in charges from affiliated companies primarily attributable to the increase in Telesector Resources' contracted and centralized services and the transfer of employees from the Company to Telesector Resources (see Employee related costs above), a $26 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract, primarily with AT&T, and a $10 million increase in sales agent commissions due to increased commission rates and promotion of new products.

OTHER INCOME - NET
------------------

Other income - net for the year ended December 31, 1994 increased $1.2 million over the same period last year. This increase was due to higher expenses in 1993 for the interstate portion of call premiums and other charges associated with the refinancings of long-term debt. This increase was partially offset by a decrease resulting from the completion in 1993 of the transition plan with New England Telephone to phase-in the earnings impact of the unified tariff access rate structure.

INTEREST EXPENSE
----------------

Interest expense for the year ended December 31, 1994 decreased $34.2 million from the same period last year, primarily due to lower average interest rates resulting from long-term debt refinancings during 1993 and higher expenses in 1993 for customer overbillings, partially offset by an increase in interest on advances from NYNEX primarily due to a higher advance balance and by rising short-term interest rates.

INCOME TAXES
------------

Income taxes for the year ended December 31, 1994 increased $208.2 million over the same period last year, principally due to an increase in taxable income and a $28 million increase attributable to the imputation of revenues as a result of the enactment of the Revenue Reconciliation Act of 1993
(see OPERATING REVENUES above).

FINANCING
---------

On February 28, 1994, the Company issued $450 million of its Thirty Year 7 1/4% Debentures, due February 15, 2024, and $150 million of its Ten Year 6 1/4% Notes, due February 15, 2004. The net proceeds were used to repay short-term advances from NYNEX. At December 31, 1994, the Company had $250 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

Pursuant to the indentures for certain of its debentures, the Company has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15-month period prior to the date of the proposed issuance.
As a result of the 1993 and 1994 business restructuring charges (see BUSINESS RESTRUCTURING), beginning in March 1994, the Company did not meet the earnings coverage requirement. As of December 31, 1994, the Company meets the earnings coverage requirement.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS

Report of Management
--------------------

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

The consolidated financial statements have been audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), independent accountants, whose appointment was approved by the Company's Board of Directors. Management has made available to Coopers & Lybrand all of the Company's financial records and related data, as well as the minutes of the shareowner's and directors' meetings. Furthermore, Management believes that all representations made to Coopers & Lybrand during its audit were valid and appropriate.

Management of the Company has established and maintains an internal control structure that is designed to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of the internal control structure should not exceed the benefits to be derived. The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process. Management monitors the internal control structure for compliance, considers recommendations for improvement from both the internal auditors and Coopers & Lybrand, and updates such policies and procedures as necessary. Monitoring includes an internal auditing function to independently assess the effectiveness of the internal controls and recommend possible improvements thereto. Management believes that the internal control structure of the Company is adequate to accomplish the objectives discussed herein.

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

Management also recognizes its responsibility for conducting Company activities under the highest standards of personal and corporate conduct. This responsibility is accomplished by fostering a strong ethical climate as characterized in the NYNEX Code of Business Conduct, which is publicized throughout the Company. The Code of Conduct addresses, among other things, standards of personal conduct, potential conflicts of interest, compliance with all domestic and foreign laws, accountability for Company property and the confidentiality of proprietary information.


                                    R. A. Jalkut
                         President and Chief Executive Officer

                                    Mel Meskin
                         Vice President-Finance & Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Share Owner and Board of Directors of
New York Telephone Company:

We have audited the consolidated financial statements and the consolidated financial statement schedule of New York Telephone Company and Subsidiary listed in Item 14(a)(1) and (2) of this Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Telephone Company and Subsidiary as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes A and C to the consolidated financial statements, the Company changed its methods of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits in 1993.



                                             Coopers & Lybrand L.L.P.


New York, New York
February 8, 1995

                          NEW YORK TELEPHONE COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            -------------------------------------------------------
                              Dollars in Millions



                                          For the Year Ended December 31,
                                         ----------------------------------
                                            1994        1993        1992

OPERATING REVENUES
------------------
Local service                             $4,743.3    $4,695.9    $4,618.9
Long distance                                348.1       379.8       334.4
Network access (Note (H))                  2,245.7     2,230.1     2,270.0
Other (Notes (H) and (I))                    399.5       541.2       523.1
                                          --------    --------    --------
    Total operating revenues               7,736.6     7,847.0     7,746.4
                                          --------    --------    --------

OPERATING EXPENSES (Note (O))
------------------
Maintenance and support                    2,448.7     2,527.6     2,184.8
Depreciation and amortization              1,486.5     1,438.8     1,411.0
Marketing and customer services              979.1     1,140.7       930.3
Taxes other than income taxes
   (Note (J))                                789.6       818.5       869.9
Provision for uncollectibles                  79.9        77.8        75.8
Other                                      1,174.2     1,501.2       786.9
                                          --------    --------    --------
    Total operating expenses               6,958.0     7,504.6     6,258.7
                                          --------    --------    --------

Operating income                             778.6       342.4     1,487.7

Other income - net                            21.2        20.0        74.4

Interest expense                             314.4       348.6       362.9
                                          --------    --------    --------

Earnings before Income taxes and
    cumulative effect of change in
    accounting principle                     485.4        13.8     1,199.2

Income taxes (Note (B))                      140.4       (67.8)      342.8
                                          --------    --------    --------

Earnings before cumulative effect of
    change in accounting principle           345.0        81.6       856.4

Cumulative effect of change in
    accounting for postemployment
    benefits, net of taxes (Note (C))            -       (89.3)          -
                                          --------    --------    --------

NET INCOME (LOSS)                         $  345.0    $   (7.7)   $  856.4
                                          ========    ========    ========

RETAINED EARNINGS
-----------------
Beginning of year                         $1,082.0    $1,813.6    $1,556.7
    Net income (loss)                        345.0        (7.7)      856.4
    Dividends                               (724.8)     (723.9)     (599.5)
                                          --------    --------    --------
End of year                               $  702.2    $1,082.0    $1,813.6
                                          ========    ========    ========

See accompanying notes to consolidated financial statements.

                          NEW YORK TELEPHONE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                              Dollars in Millions



                                                      December 31,
                                                  --------------------
                                                    1994       1993
ASSETS
------

Current assets:
  Cash and temporary cash investments             $    23.1  $     7.5
  Receivables
    Trade (net of allowance of $133.6 and
      $134.8, respectively) (Note (H))              1,441.4    1,368.4
    Affiliates (Note (I))                              24.7       30.9
    Other                                              18.3       28.2
  Deferred charges (Notes (B) and (C))                 39.0       55.5
  Deferred income taxes                               105.1       99.4
  Inventory                                            73.5       72.4
  Prepaid expenses and other                           57.2      102.9
                                                  ---------  ---------
     Total current assets                           1,782.3    1,765.2
                                                  ---------  ---------

Telephone plant - at cost (Note (D))               20,129.6   19,696.5
    Less:  accumulated depreciation                 8,106.9    7,580.5
                                                  ---------  ---------
     Telephone plant - net                         12,022.7   12,116.0
                                                  ---------  ---------

Deferred charges and other (Notes (B) and (C))      1,491.2    1,554.2
                                                  ---------  ---------

     Total Assets                                 $15,296.2  $15,435.4
                                                  =========  =========

See accompanying notes to consolidated financial statements.

                           NEW YORK TELEPHONE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                              Dollars in Millions


                                                          December 31,
                                                      --------------------
                                                        1994       1993
                                                      ---------  ---------
LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------

Current liabilities:
  Accounts payable
    AT&T (Note (H))                                   $   218.5  $   216.8
    Affiliates (Note (I))                                 671.6      662.5
    Compensated absences                                  155.1      154.4
    Payroll                                                38.2       50.2
    Trade and other (Note (O))                            913.0      660.8
  Short-term debt (Note (F))                              294.2      255.7
  Dividends payable                                       181.2      181.0
  Taxes accrued                                            72.9       48.3
  Advance billing and customers' deposits                 178.3      187.2
  Interest accrued                                         74.7       58.2
                                                      ---------  ---------
         Total current liabilities                      2,797.7    2,475.1
                                                      ---------  ---------

Long-term debt (Notes (E) and (N))                      3,972.4    3,972.1
Deferred income taxes                                   1,611.3    1,826.9
Unamortized investment tax credits                        212.5      244.9
Other long-term liabilities and deferred credits
    (Notes (B), (C), and (O))                           1,896.9    1,731.2
                                                      ---------  ---------
      Total long-term liabilities                       7,693.1    7,775.1
                                                      ---------  ---------

       Total Liabilities                               10,490.8   10,250.2
                                                      ---------  ---------


Commitments and contingencies (Notes (G), (H), (K) and (L))

Share owner's equity:
  Common stock - one share,
    without par value                                   4,103.2    4,103.2
  Retained earnings                                       702.2    1,082.0
                                                      ---------  ---------
       Total Share Owner's Equity                       4,805.4    5,185.2
                                                      ---------  ---------

  Total Liabilities and Share Owner's Equity          $15,296.2  $15,435.4
                                                      =========  =========

See accompanying notes to consolidated financial statements.

                           NEW YORK TELEPHONE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                              Dollars in Millions


                                              For the Year Ended December 31,
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   345.0   $    (7.7)  $   856.4
                                             ---------   ---------   ---------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization                1,486.5     1,438.8     1,411.0
  Allowance for funds used during
    construction - equity component              (20.0)      (23.1)      (24.6)
  Changes in operating assets
    and liabilities:
    Receivables                                  (56.9)      (12.4)       52.8
    Current Deferred charges, Inventory
      and Prepaid expenses and other              61.1        39.8        78.1
    Deferred income taxes                         (5.7)     (193.9)      (40.0)
    Accounts payable, Taxes accrued,
      Advance billing and customers'
      deposits and Interest accrued              283.9       217.9      (258.1)
  Deferred income taxes and Unamortized
    investment tax credits                      (248.0)      (56.7)        4.0
  Other long-term liabilities and
    deferred credits                             165.7       508.1      (118.3)
  Other - net                                     21.3       235.0       (28.7)
                                             ---------   ---------   ---------
  Total adjustments                            1,687.9     2,153.5     1,076.2
                                             ---------   ---------   ---------

Net cash provided by operating activities      2,032.9     2,145.8     1,932.6
                                             ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (1,329.9)   (1,342.4)   (1,220.6)
                                             ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX                           (550.5)      485.0       263.7
  Dividends paid to NYNEX                       (724.6)     (717.9)     (600.8)
  Issuance of long-term debt                     593.5     1,622.1           -
  Repayment of long-term debt and
    capital leases                                (5.8)       (5.3)     (304.8)
  Debt refinancings and call premiums                -    (2,204.5)      (66.1)
                                             ---------   ---------   ---------

Net cash used in financing activities           (687.4)     (820.6)     (708.0)
                                             ---------   ---------   ---------

Net increase (decrease)in Cash and
  temporary cash investments                      15.6       (17.2)        4.0
Cash and temporary cash investments at
  beginning of year                                7.5        24.7        20.7
                                             ---------   ---------   ---------
Cash and temporary cash investments at
  end of year                                $    23.1   $     7.5   $    24.7
                                             =========   =========   =========

See accompanying notes to consolidated financial statements.

                          NEW YORK TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(A) Accounting Policies

Basis Of Presentation
---------------------

The consolidated financial statements include the accounts of New York Telephone Company and its wholly-owned subsidiary, Empire City Subway Company (Limited) (jointly referred to as the "Company"). For financial statement purposes all significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX") and primarily provides exchange telecommunications and exchange access services. The 1993 and 1992 consolidated financial statements have been reclassified to conform to the current year's format.

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

The major components of non-plant regulatory net assets at December 31, 1994 and December 31, 1993 are as follows:

                            December 31,
Dollars in Millions        1994    1993
-------------------       ------  ------
Compensated absences      $127.4  $129.0
Deferred pension costs     278.1   317.0
Refinancing costs          203.6   208.5
Deferred taxes              87.3    41.5
Other                      144.7   155.4
                          ------  ------
          Total           $841.1  $851.4
                          ======  ======

The Company has a 66 2/3% ownership interest in Telesector Resources Group, Inc. ("Telesector Resources") and shares voting rights equally with the other owner, New England Telephone and Telegraph Company ("New England Telephone"), which is a wholly-owned subsidiary of NYNEX. The Company uses the equity method of accounting for its investment in Telesector Resources.

Cash and Temporary Cash Investments
-----------------------------------

The Company's cash management policy is to make funds available in banks when checks are presented. At December 31, 1994 and 1993, the Company had recorded in Accounts payable-Trade and Other checks outstanding but not yet presented for payment of $75.5 and $95.4 million, respectively.

Inventory
---------

Inventory, consisting of materials and supplies, is carried principally at average cost.

Telephone Plant
---------------

Telephone plant is stated at its original cost.

When depreciable plant is disposed of, the carrying amount, salvage, and the cost to remove such plant are charged to accumulated depreciation.

Depreciation rates used by the Company are prescribed by the FCC and by the NYSPSC (the "commissions") for interstate operations and intrastate operations, respectively. All rates are calculated on a straight-line basis using the concept of "remaining life." The represcription process requires the Company to perform a detailed study using actual and estimated factors to develop future life expectancy of telephone plant investments, including technological evolution, competition, asset utilization, modernization plans and regulatory commitments. Both the Company and the commissions' staffs submit factors deemed appropriate to permit asset recovery. The commissions select the one they believe to be the most appropriate from among these alternatives. Utilizing these factors, new depreciation rates are set to enable the Company to recover costs of plant additions as well as to permit the prospective recovery of deficiencies in existing depreciation reserve balances as a result of shorter asset lives to be utilized on a going forward basis. The represcription process occurs on a triennial basis and includes the commissions and the Company. Once new depreciation rates are set, the commissions may take rate actions to permit the Company to recover costs if deemed necessary. In 1992, the FCC prescribed new depreciation rates for interstate operations, and in 1991, the NYSPSC adopted new depreciation rates for intrastate operations. The application of the interstate and intrastate rates resulted in average effective composite rates of 7.7%, 7.6% and 7.8% for 1994, 1993 and 1992, respectively.

The quantification of the difference between recorded depreciation and depreciation that would have been recorded in accordance with generally accepted accounting principles for an entity not subject to the provisions of Statement No. 71 cannot be precisely estimated at this time, but is expected to be between $2.5 and $3.5 billion.

The NYSPSC allows the Company to capitalize interest, including an allowance on share owner's equity, as a cost of constructing certain telephone plant, included in Telephone Plant Under Construction, and as income, included in Other income - net. Such income will be realized over the service life of the plant as the resulting higher depreciation expense is recovered through the rate-making process. The FCC requires the same treatment as the NYSPSC for long-term plant under construction, while short-term plant under construction is included in the rate base, thereby eliminating the need for any interest accrual mechanism.

Computer Software Costs
-----------------------

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

Compensated Absences
--------------------

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

Refinancing Charges
-------------------

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

Income Taxes
------------

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

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"), which superseded Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." The effect of implementing Statement No. 109 on the Company's financial position and results of operations was not significant. Statement No. 109 requires that deferred tax assets and liabilities be measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse. However, for the Company, the treatment of excess deferred taxes resulting from the reduction of tax rates in prior years is subject to federal income tax and regulatory rules.

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

Statement No. 71 requires the Company to reflect the additional deferred income taxes as regulatory assets to the extent that they will be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the Company reverses excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the commissions generally allow amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes.

On August 10, 1993, the Revenue Reconciliation Act of 1993 was signed into law, and the statutory corporate federal income tax rate increased to 35% from 34%, retroactive to January 1, 1993. In accordance with Statement No. 109, the Company adjusted its current and deferred income tax balances to reflect the tax rate change. The Company reflected the additional deferred income taxes arising from the tax rate increase primarily as increases to the regulatory asset and decreases to the regulatory liability.

The Tax Reform Act of 1986 repealed the investment tax credit ("ITC"), effective January 1, 1986. As required by tax law, ITC for the Company was deferred and is amortized as a reduction to tax expense over the estimated service lives of the related assets giving rise to the credits.

(B) Income Taxes

The components of Income tax expense (benefit) are as follows:


Dollars in Millions              1994     1993*      1992
-------------------            --------  --------  --------
Federal:
 Current                       $ 435.9   $ 352.5    $478.2
 Deferred - net                 (268.0)   (388.3)    (97.3)
 Deferred tax credits - net      (32.4)    (37.4)    (42.3)
State and local                    4.9       5.4       4.2
                               -------   -------    ------
   Total                       $ 140.4   $ (67.8)   $342.8
                               =======   =======    ======

* Does not include the deferred tax benefit of $48.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

A reconciliation between the federal income tax expense (benefit) computed at the statutory rate and the Company's effective tax expense (benefit) is as follows:


                                            1994      1993*    1992
                                            ------   ------   ------
Federal income tax expense
computed at statutory rate                  $169.9   $  4.8   $407.7

a.   Amortization of excess deferred
     federal income taxes due to
     change in the tax rates                 (29.9)   (38.7)   (42.2)

b.   Amortization of investment tax
     credits over the life of the assets
     which gave rise to the credits          (32.4)   (37.4)   (42.3)

c.   Depreciation of certain taxes and
     payroll-related construction costs
     capitalized for financial statement
     purposes, but deducted for income
     tax purposes in prior years              13.1     14.8     22.2

d.   Federal income tax return
     adjustment for the difference
     between the accrued and actual
     tax expense                              (0.4)    (5.7)    (0.5)

e.   Allowance for funds used during
     construction, which is excluded
     from taxable income, net of
     applicable depreciation                   6.7      6.6      2.0

f.    Other items-net                         13.4    (12.2)    (4.1)
                                            ------   ------   ------
Income tax expense (benefit)                $140.4   $(67.8)  $342.8
                                            ======   ======   ======

* Does not include the deferred tax benefit of $48.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

Instead of a state income tax, the Company is subject to a gross receipts tax that is not included above (see Note J). Temporary differences for which deferred income taxes have not been provided by the Company are represented principally by "c" above. Only taxes currently payable on these temporary differences are recognized in the rate-making process.

The components of current and long-term deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:


Dollars in Millions                      1994      1993
-------------------                    --------  --------
Deferred tax assets
 Restructuring charges                 $  122.9  $  179.6
 Employee benefits                        454.3     362.6
 Unamortized investment tax credits       114.7     132.7
 Other                                    166.9     131.4
                                       --------  --------
                                          858.8     806.3
                                       --------  --------
Deferred tax liabilities
 Depreciation and amortization          2,062.0   2,152.8
 Other                                    303.0     381.0
                                       --------  --------
                                        2,365.0   2,533.8
                                       --------  --------
Net deferred tax liabilities           $1,506.2  $1,727.5
                                       ========  ========

At December 31, 1994 and 1993, the Company recorded approximately $421.5 and $450.3 million, respectively, in deferred taxes representing the cumulative amount of income taxes on temporary differences that were previously flowed through to ratepayers. The Company recorded a corresponding regulatory asset in deferred charges for these items, representing amounts that will be recovered through the rate-making process. These deferrals have been increased for the tax effect of future revenue requirements and will be amortized over the lives of the related depreciable assets concurrently with their recovery in rates.

The Company recorded a regulatory liability at December 31, 1994 and 1993 of approximately $293.2 and $383.6 million, respectively, in Other long-term liabilities and deferred credits and in Accounts payable - Trade and other. A substantial portion of the regulatory liability relates to the reduction in the statutory federal income tax rate in 1986 and unamortized ITC. These liabilities have been increased for the tax effect of future revenue requirements.

(C) Employee Benefits

Pensions
--------

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

Total pension (benefit) cost for 1994, 1993 and 1992 was $(165.8), $(99.0) and $1.8 million, respectively, of which $(6.6) was deferred in 1992 as a result of state regulatory decisions that required pension expense to be equivalent to amounts contributed to the Plans. Deferral of pension cost was discontinued in 1993, and the Company has implemented a plan to recover deferred pension costs through the rate-making process (see Postretirement

Benefits Other Than Pensions below). The pension benefit for 1994 and 1993 includes the effect of plan amendments and changes in actuarial assumptions for the discount rate and future compensation levels. At December 31, 1994 and 1993, the Company recorded approximately $941.4 and $696.1 million, respectively, in Other long-term liabilities and deferred credits representing the Company's pension liability.

The assumptions used to determine the projected benefit obligation at December 31, 1994 and 1993 include a discount rate of 8.5% and 7.5%, respectively, and an increase in future compensation levels of 4.5% in both years for management employees and 4.0% in both years for nonmanagement employees. The expected long-term rate of return on pension plan assets used to calculate pension expense was 8.9% in 1994, 1993, and 1992. Periodically, the Plans have been amended to increase the level of plan benefits. The actuarial projections included herein anticipate plan improvements in the future.

As a result of planned work force reductions, in 1994 the Company incurred additional pension costs of $412.2 million, comprised of a charge for special termination benefits of $551.6 million and a curtailment gain of $139.4 million, due to employees leaving under retirement incentives. These pension costs were partially offset by 1993 severance reserves of $114.1 million which were transferred to the pension liability.

In 1992, NYNEX amended its management pension plan to provide early retirement incentives, which increased the projected benefit obligation by $6.6 million, of which $1.7 million was expensed and $4.9 million was deferred. In addition, management employees who left the Company in 1992 and 1993 under the Force Management Plan could elect to receive their pension benefit in a lump sum distribution, or as a monthly annuity beginning when they left the Company. The 1992 reduction in the number of management employees and the lump sum option were accounted for as a curtailment and a settlement, respectively, and reduced pension costs by $31.3 million in 1992, of which $8.1 million was recognized as a reduction to expense and $23.2 million was deferred. The impact of the 1993 reduction in employees and the lump sum option was not significant.

Postretirement Benefits Other Than Pensions
-------------------------------------------

The Company provides certain health care and life insurance benefits for retired employees and their families. Substantially all of the Company's employees may become eligible for these benefits if they reach pension eligibility while working for the Company.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"). Statement No. 106 changed the practice of accounting for postretirement benefits from recognizing costs as benefits are paid to accruing the expected cost of providing these benefits during an employee's working life. The Company is recognizing the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method. The net postretirement benefit cost for 1994 and 1993 for the Company was $299 and $278 million, respectively.

The actuarial assumptions used to determine the December 31, 1994 and 1993 obligation for postretirement benefit plans under Statement No. 106 include the following: discount rate of 8.5 % and 7.5%, respectively; weighted average expected long-term rate of return on plan assets of 8.4%, in both years; weighted average salary growth rate of 4.2%, in both years; medical cost trend rate of 12.6% grading down to 4.5% in 2008, and 14.3% grading down to 4.5% in 2008, respectively; and dental cost trend rate of 4.5% grading down to 3.0% in 2002, and 5.0% grading down to 3.0% in 2002, respectively.

As a result of planned work force reductions, the Company recorded an additional $270.5 million of postretirement benefit cost in 1993 accounted for as a curtailment. In 1994, under work force reduction retirement incentives, the Company incurred additional postretirement benefit costs of $230.7 million, comprised of a curtailment loss of $172.9 million and a charge for special termination benefits of $57.8 million. These postretirement benefit costs were partially offset by $74.4 million which was previously accrued for in 1993.

Total costs of providing benefits for retired employees and their families was $119.6 million in 1992.

The Company participates in the NYNEX benefit plans, and the structure of the plans is such that certain disclosures required by Statement No. 106 cannot be presented for the Company on an individual basis. A comparison of the actuarial present value of the accumulated postretirement benefit obligation with the fair value of plan assets, the components of the net postretirement benefit cost, and the reconciliation of the funded status of the plans with the amount recorded on the balance sheet are provided on a consolidated basis in the Annual Report for the year ended December 31, 1994 filed by NYNEX.

With respect to interstate treatment, on July 12, 1994, the U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC's January 1993 order denying exogenous treatment of additional costs recognized under Statement No. 106. Tariff revisions were filed by the Telephone Companies with the FCC on September 1, 1994, and amended on December 19, 1994, to amend price cap indexes to reflect additional exogenous costs recognized under Statement No.
106. The filing as amended reflected, for the Telephone Companies, $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. On December 29, 1994, the FCC's Common Carrier Bureau ("the Bureau") issued an order allowing the proposed rates to go into effect December 30, 1994, subject to investigation and an accounting order. Commencing December 30, 1994, the Company began collecting these revenues subject to possible refund pending resolution of the Bureau's investigation.

With respect to intrastate treatment, in January 1994 the NYSPSC approved the Company's plan for regulatory accounting and rate-making treatment allowing the adoption of both Statement No. 106 and Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("Statement No. 87"), on a revenue requirement neutral basis, providing for the amortization of existing deferred pension costs within a ten-year period, except that the NYSPSC required the Company to write-off $75 million of previously deferred pension costs in 1993, and eliminating the need for additional deferrals of Statement No. 106 and Statement No. 87 costs. In December 1994, the Company amortized $39 million of deferred pension costs according to this accounting plan.

NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for nonmanagement, to begin prefunding postretirement health care benefits. At December 31, 1992, NYNEX had transferred excess pension assets, totaling $486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. No additional contributions were made in 1994 and 1993.
The assets in the VEBA Trusts consist primarily of securities and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

Postemployment Benefits
-----------------------

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"), in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement No. 112 changed the Company's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $137.4 million ($89.3 million after-tax). In 1994, the effect of Statement No. 112 did not result in periodic expense materially different from the expense recognized under the prior method. During 1994 the Company deferred $17 million for postemployment benefits as ordered by the NYSPSC to be amortized over five years.

(D) Telephone Plant - Net

The components of telephone plant-net are as follow:


                                          December 31,
Dollars in Millions                     1994       1993
-------------------                   ---------  ---------
Buildings                             $ 1,699.4  $ 1,622.1
Telephone plant and equipment          17,597.2   17,236.9
Furniture and other equipment             129.2      121.8
Other                                     117.7      119.3
                                      ---------  ---------
Total depreciable property, plant
  and equipment                        19,543.5   19,100.1
Less:  accumulated depreciation         8,106.9    7,580.5
                                      ---------  ---------
                                       11,436.6   11,519.6
Land                                       71.2       71.0
Plant under construction and other        514.9      525.4
                                      ---------  ---------
Total Telephone plant-net             $12,022.7  $12,116.0
                                      =========  =========

(E)  Long-term Debt

Interest rates and maturities on long-term debt outstanding are as follows:


                                                                          December 31,
Dollars in Millions                    Interest Rates      Maturities    1994       1993
-------------------                 ---------------------  ----------  ---------  ---------
Refunding Mortgage Bonds                 3 3/8 % - 7 3/4%   1996-2006  $  675.0   $  675.0
                                             6 % - 7 1/2%   2007-2011     425.0      425.0
Debentures                               6 1/2 % - 8 5/8%   2005-2017     750.0      750.0
                                         6 7/10% - 9 3/8%   2023-2033   1,450.0    1,000.0
Notes                                    5 1/4 % - 8 1/5%   1998-2008     642.0      492.0
Other                                                                      -         588.6
Unamortized discount - net                                                (30.2)     (26.0)
                                                                       --------   --------

                                                                        3,911.8    3,904.6
Long-term capital lease obligations                                        60.6       67.5
                                                                       --------   --------

Total Long-term debt                                                   $3,972.4   $3,972.1
                                                                       ========   ========

In 1996 and 1997, $55.0 and $60.0 million, respectively, of the Refunding Mortgage Bonds will mature. In 1998, $100 million of the Notes will mature.

The Company's Refunding Mortgage Bonds are callable upon thirty days' notice, at the option of the Company, five years after the issue date. The Company's Forty-Year 9 3/8% Debentures due July 15, 2031, Thirty Year 7 5/8% Debentures due February 1, 2023, Thirty-Two Year 7% Debentures due August 15, 2025 and Thirty year 7 1/4% Debentures due February 15, 2024 are callable upon thirty days' notice, at the option of the Company, ten years after the issue date. The Company's Thirty Year 6.7% Debentures due November 1, 2023 and Forty Year 7% Debentures due December 1, 2033 are callable upon thirty days' notice, at the option of the Company, twenty years after the issue date. The Company's Twelve Year 6 1/2% Debentures due March 1, 2005, Twenty Year 7% Debentures due May 1, 2013 and Twenty Year 7% Debentures due June 15, 2013 are not callable.

Substantially all of the Company's assets are subject to lien under the Company's Refunding Mortgage Bond indenture.

On February 28, 1994, the Company issued $450 million of its Thirty Year 7 1/4% Debentures, due February 15, 2024, and $150 million of its Ten Year 6 1/4% Notes, due February 15, 2004. The net proceeds were used to repay short-term advances from NYNEX and, accordingly, $588.6 million of Short-term debt was classified as Long-term debt at December 31, 1993 and is presented in "Other" in the table above (see Note F).

At December 31, 1994 the Company had $250 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

Pursuant to the indentures for certain of its debentures, the Company has covenanted that it will not issue additional funded debt securities ranking equally with or prior to such debentures unless it has maintained an earnings coverage of 1.75 for interest charges for a period of any 12 consecutive months out of the 15-month period prior to the date of the proposed issuance.

As a result of the 1993 and 1994 business restructuring charges (see Note O), beginning in March 1994, the Company did not meet the earnings coverage requirement. As of December 31, 1994, the Company meets the earnings coverage requirement.

(F)  Short-term Debt

Short-term debt and related weighted average interest rates were as follows:


                                            Weighted  Average
Dollars in Millions                          Interest   Rates
-------------------                          -------- ---------------
                             December 31,         December 31,
                             1994     1993     1994         1993
                           --------  ------  ---------  -------------

Advances from NYNEX        $  289.1  $251.0      4.06%          3.86%
Other                           5.1     4.7
                           --------  ------
Total Short-term debt**    $  294.2  $255.7
                           --------  ------

Dollars in Millions            1994    1993      1994           1993
                           --------  ------  --------   ------------
Average amount of
  advances from NYNEX
  outstanding during
  the year #               $  413.2  $164.6    4.43%+         3.16%+
Maximum amount of
  advances from
  NYNEX payable at
  any month end
  during the year          $1,029.6  $839.6
                           --------  ------

** At December 31, 1993, $588.6 million of Short-term debt was classified as Long-term debt because of its repayment by long-term borrowings.
# Computed by dividing the sum of the aggregate principal amounts outstanding each day during the year by the total number of calendar days in the year.
+ Computed by dividing the aggregate related interest expense by the average daily face amount of advances.

Interest expense on advances from NYNEX was $16.8, $6.4 and $3.4 million for 1994, 1993 and 1992, respectively.

(G) Lease Commitments

The Company leases certain facilities and equipment used in its operations.
Rent expense was $94.7, $108.8 and $116.6 million for 1994, 1993 and 1992, respectively. At December 31, 1994, the minimum lease commitments under noncancelable operating and capital leases for the periods shown are as follows:



Dollars in Millions
-------------------
Year                                   Operating  Capital
----                                   ---------  -------
     1995                                 $ 30.0   $ 16.2
     1996                                   27.0     14.9
     1997                                   23.5     11.1
     1998                                   20.8     10.8
     1999                                   18.5     10.8
     Thereafter                             50.1    392.3
                                          ------   ------
     Total minimum lease payments         $169.9    456.1
                                          ======
     Less: executory costs                           11.9
                                                   ------
     Net minimum lease payments                     444.2
     Less: interest                                 377.1
                                                   ------
     Present value of net minimum lease payments   $ 67.1
                                                   ======

In addition, the Company has agreed to guarantee up to $4.7 million of lease commitments on behalf of Telesector Resources through 1995.

(H)  Transactions with AT&T Corp.

For the years 1994, 1993 and 1992, AT&T Corp. ("AT&T") provided approximately 18%, 19% and 20%, respectively, of the Company's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed under contract by the Company for AT&T. In connection with such services, the Company purchases the related receivables with recourse, up to a contractual limit.

(I)  Transactions with Affiliates

The Company and other NYNEX subsidiaries receive corporate governance and ownership services such as securities administration, investor relations, certain tax support and human resources planning services from NYNEX. The costs of these services are allocated to the Company and the other NYNEX subsidiaries through intercompany billings. NYNEX performs a semi-annual study to identify on whose behalf functions of corporate departments are being performed.
Directly charged costs apply exclusively to one subsidiary and are charged only to that subsidiary. Directly attributable costs apply to more than one subsidiary and are allocated based on usage, specific work plans, and relative size (composite of employees and assets) of the applicable subsidiaries. Indirectly attributable and unattributable costs for services performed on behalf of all subsidiaries are allocated based on the relative size of the subsidiaries. For 1994, 1993 and 1992, the Company recorded allocated costs of $17.9, $138.9, and $92.4 million, respectively, in connection with these services. The reduction of allocated costs in 1994 is due to the transfer of approximately 540 employees from NYNEX to Telesector

Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand.

Telesector Resources performs data processing and related services and materials management services on a centralized basis on behalf of the Company and New England Telephone. Prior to 1993, the costs of these services were allocated to the Company and New England Telephone based on an annual study which identified on whose behalf functions were being performed. Since 1993, costs are allocated based on identification of detailed work functions that are approved and documented within Telesector Resources' planning and budgeting process. Costs are directly assigned, directly attributed or indirectly attributed based on the analysis of the work function. In 1994, 1993 and 1992, the Company recorded charges from Telesector Resources of $889.6 million, $802.9 million and $969.2 million, respectively, for data processing services and material related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials related charges to the Company in 1994, 1993 and 1992 were approximately $313.6, $352.2 and $367.5 million, respectively. Telesector Resources acts as a purchasing agent for the Company for directly shipped materials and supplies. During 1994, 1993 and 1992, total agency purchases by Telesector Resources amounted to $155.4, $148.9 and $133.6 million, respectively. In addition, in 1994 and 1993, approximately $57.4 million and $227.3 million, respectively of restructuring charges ($37.3 and $147.7 million after-tax) was allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. The increase in overall allocated costs in 1994 is due to the transfer of approximately 565, 540 and 400 employees from the Company, NYNEX, New England Telephone, respectively, to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand.

Telesector Resources owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. For 1994, 1993 and 1992, the Company recorded charges of $69.3, $77.3 and $88.0 million, respectively, for services provided by Bellcore.

In 1992, the FCC permitted the Telephone Companies to unify their interstate access rates. As a result of the unified rate structure, the Company experienced an interstate rate decrease and New England Telephone experienced an offsetting interstate rate increase. The Telephone Companies implemented a phase-in payment plan ("transition plan") in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate
structure.   In 1993 and 1992, the Company received transition payments of $55 million and $18 million, respectively, from New England Telephone. The transition plan was completed in 1993.

The Company has an agreement with NYNEX Information Resources Company ("NIRC") pursuant to which NIRC pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. For the years ended December 31, 1994, 1993 and 1992, licensing fees, included in Other revenues, amounted to $142.4, $129.4 and $134.7 million, respectively. In April 1986, the NYSPSC issued an order which disapproved the directory publishing agreement between the Company and NIRC. The Company has submitted a proposal to the NYSPSC for compliance with its decision. Beginning in January 1991, NIRC has made payments to the Company of all of its earnings related to publishing directories in New York in excess of a regulated return. In April 1992, the NYSPSC instituted a proceeding to investigate the directory publishing operations of the Company and its NYNEX affiliates. In December 1993, an administrative law judge of the NYSPSC issued a recommended decision urging that the Company's proposal not be accepted and that the Company, instead, assume the directory publishing function itself and/or negotiate a modified agreement with NIRC. On January 27, 1994, the parties to the proceeding submitted their final briefs to the NYSPSC, which will review the administrative law judge's recommendation and issue a final order.

(J)  Taxes Other Than Income Taxes

Taxes other than income taxes consist of:


Dollars in Millions     1994     1993     1992
-------------------    -------  -------  -------

Gross receipts          $450.5   $461.5   $457.4
Property                 274.9    299.0    355.4
Other                     64.2     58.0     57.1
                        ------   ------   ------
     Total              $789.6   $818.5   $869.9
                        ======   ======   ======

(K)  Revenues Subject to Possible Refund

Several state and federal regulatory matters, including affiliate transactions issues in the Company's 1990 intrastate rate case ($190.0 million), service issues in the Company's incentive regulation proceeding ($50.0 million) and other matters ($26.6 million), may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of December 31, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $266.6 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(L)  Litigation and Other Contingencies

It is probable that local tax claims aggregating approximately $220 million in tax and $152 million in associated interest will be asserted against the Company for the period 1984 through 1994. The claims relate to the taxability of the Company's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and the Company is presenting its arguments against those adjustments. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

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

(M)  Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":



                                      December 31,
Dollars in Millions               1994    1993    1992
-------------------              ------  ------  ------

Income tax payments              $355.4  $507.7  $408.4
Interest payments                $272.3  $303.9  $348.8
Short-term debt classified as
  Long-term debt (see Note E)    $    -  $588.6  $ 97.7

(N)  Fair Value of Financial Instruments

The estimated fair value of Long-term debt is based on quoted market prices or discounted future cash flows. Estimated fair values of financial instruments, where different than the carrying amounts, are as follows:



Dollars in Millions           December 31,
-------------------           ------------
                             1994      1993
                             ----      ----
Long-term debt
---------------------

Carrying amount            $3,911.8  $3,904.6
Fair value                 $3,409.0  $3,968.1

(O)  Business Restructuring

In 1994, $523.4 million of pretax pension enhancement charges were recorded. These charges are a portion of additional charges to be recorded for pension enhancements as employees leave the Company through 1996 under retirement incentives. The pension enhancement charges were included in the Consolidated Statements of Income in Other expenses.

In the fourth quarter of 1993, approximately $992 million of pretax business restructuring charges were recorded, primarily related to efforts to redesign operations and work force reductions. These charges included: $557 million for severance and postretirement medical costs for employees leaving the Company through 1996; $208 million for re-engineering service delivery; and $227 million of restructuring charges allocated to the Company from Telesector Resources.
The 1993 restructuring charges were included in the Consolidated Statements of Income as follows: Maintenance and support - $198 million; Marketing and customer services - $129 million; and Other expenses - $664 million.

SUPPLEMENTARY INFORMATION
Quarterly Financial Information (Unaudited)

All adjustments (consisting only of normal recurring accruals) necessary for a fair consolidated statement of income for each period have been included in the following table.


                                     For the quarter ended
                                     ----------------------

Dollars in Millions      March 31,  June 30,   September 30,  December 31,
-------------------      ---------  --------   -------------  ------------
1994
----
Operating revenues       $1,919.5   $1,915.3      $1,928.7      $1,973.1
Operating income         $  305.8   $ (116.1)     $  293.5      $  295.4
Net income (loss)        $  162.2   $ (111.9)     $  153.6      $  141.1

1993
----
Operating revenues       $1,945.9   $1,962.2      $1,950.0      $1,988.9
Operating income         $  355.2   $  384.3      $  351.0      $ (748.1)
Earnings (loss)
 before cumulative
 effect of change in
 accounting principle    $  205.3   $  224.4      $  186.2      $ (534.3)
Cumulative effect of
 change in accounting
 for postemployment
 benefits, net of
 taxes                   $  (90.8)  $    -        $    1.5      $     -
Net income (loss)        $  114.5   $  224.4      $  187.7      $ (534.3)


Results for the second, third and fourth quarters of 1994 include $394.9, $23.3, and $105.2 million, respectively, of pretax charges for pension enhancements, which were reflected in operating expenses. The after-tax effect of these charges was $256.7, $15.1, and $68.4 million in the second, third and fourth quarters, respectively. See the section entitled "Business Restructuring" included in Management's Discussion and Analysis of Results of Operations and Note O, "Business Restructuring", for further discussion of these charges.

Results for the fourth quarter of 1994 include $24.7 million of pretax credits for pension and medical expense associated with favorable plan experience. The total pretax effect was included in operating expenses. The after-tax effect of these credits was an increase in net income of $16.1 million, of which $4.0 million was applicable to the fourth quarter.

Results for the first quarter of 1993 include the adoption of Statement No. 112 (see Note C, "Employee Benefits", for further discussion). Results for the third quarter of 1993 reflect the effect of the increase in the statutory corporate federal income tax rate (see Note A, "Accounting Policies - Income Taxes", for further discussion). Results for the fourth quarter of 1993 reflect the effect of $992 million of pretax charges for business restructuring, including re-engineering operations and force reductions, which were reflected in operating expenses. The after-tax effect of these charges was a reduction in net income of approximately $645 million. See the section entitled "Business Restructuring" included in Management's Discussion and Analysis of Results of Operations and Note O, "Business Restructuring", for further discussion of these charges.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 1994 and 1993, the Company did not change its auditors.

                                    PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Annual Report on Form 10-K.
     ----------------------------------------------------------

                                                   Page(s) in this
                                                    Annual Report
                                                    on Form 10-K
                                                   ----------------

     (1) Consolidated Financial Statements filed as part of this report are listed in the Table of Contents on page 2 and contained in Item 8 herein.

     (2) Consolidated Financial Statement Schedule.
         -----------------------------------------
         The following consolidated financial statement schedule of the Registrant is included herein in response to Item 14:

          II  -  Valuation and Qualifying Accounts .......  53

          Consolidated financial statement schedules other than that listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

     (3) Exhibits. Exhibits on file with the Securities
         --------
         and Exchange Commission ("SEC"), identified in parentheses below, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
------

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

Exhibit
Number
------

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

(23)        Consent of Independent Accountants.

(24)        Powers of attorney.

(b)         Reports on Form 8-K.
            -------------------

            The Company's Current Report on Form 8-K, date of report September 26, 1994 and filed October 4, 1994, reporting on Item 5.

            The Company's Current Report on Form 8-K, date of report December 8, 1994 and filed December 22, 1994, reporting on Item 5.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEW YORK TELEPHONE COMPANY


                                    By        Mel Meskin
                                      -------------------
                                              Mel Meskin
                                      Vice President - Finance
                                            and Treasurer
                                            March 24, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

Richard. A. Jalkut*         President and Chief Executive Officer

Principal Financial
and Accounting Officer:

Mel Meskin                  Vice President-Finance and Treasurer


Directors:

Lilyan H. Affinito*
Joseph A. Califano, Jr.*
Arnold J. Eckelman*
Thomas F. Gilbane, Jr.*
Ronald A. Homer*
Alice Stone Ilchman*
Richard A. Jalkut*
John F. X. Mannion*
Jane E. Newman*
Donald B. Reed*
Paul L. Snyder*                  *By      Mel Meskin
                                    ----------------
Ira Stepanian*
Frank J. Tasco*                     (Mel Meskin, as attorney-in-
                                    fact, and on his own behalf as
                                    Principal Financial and
                                    Accounting Officer)
                                    March 24, 1995

                                                                     SCHEDULE II
                   NEW YORK TELEPHONE COMPANY AND SUBSIDIARY
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)



COLUMN A                          COLUMN B                         COLUMN C       COLUMN D     COLUMN E
--------                        ------------                    ---------------  -----------  ----------
                                 Balance at                        ADDITIONS                  Balance at
                                                                ---------------
Description                     Beginning of  Charged to Costs    Charged to     Deductions     End of
                                   Period       and Expenses    Other Accounts                  Period
                                ------------  ----------------  --------------- -----------   ----------

Allowance for Uncollectibles

    Year 1994.................      134.8           79.9           145.3 (a)      226.4 (b)       133.6

    Year 1993.................      128.3           77.8            78.1 (a)      149.4 (b)       134.8

    Year 1992.................      117.9           75.8           101.6 (a)      167.0 (b)       128.3

Organizational Restructuring

    Year 1994.................      494.0              -               -          160.0           334.0

    Year 1993.................       32.9          494.0 (c)           -           32.9           494.0 (c)

    Year 1992.................      219.6              -               -          186.7            32.9


------------------------------
(a)  Includes amounts to establish a reserve for purchased accounts receivable.

(b) Amounts written-off as uncollectible. Amounts previously written-off are credited directly to this account when recovered.

(c) Amounts for 1993 have been reclassified to conform to the current year's format.