Form 10-Q
period 1995-03-31
NEW YORK TELEPHONE CO
filed 1995-05-09
CIK 71689

Form 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

(Mark one)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1995

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

                 PART I - FINANCIAL INFORMATION

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (In Millions) (Unaudited)
                                               For The Three Months Ended
                                                        March 31,
                                                     1995       1994
OPERATING REVENUES
 Local service                                   $1,192.1    $1,168.2
 Long distance                                       86.2        88.3
 Network access                                     567.6       567.6
 Other                                               83.8        95.4
     Total operating revenues                     1,929.7     1,919.5

OPERATING EXPENSES
 Maintenance and support                            599.6       628.0
 Depreciation and amortization                      358.1       367.2
 Marketing and customer services                    231.3       249.7
 Taxes other than income taxes                      200.4       200.0
 Provision for uncollectibles                        21.8        21.2
 Other                                              212.0       147.6
     Total operating expenses                     1,623.2     1,613.7

Operating income                                    306.5       305.8

Other income - net                                    4.2         3.3

Interest expense                                     83.9        74.7

Earnings before Income taxes                        226.8       234.4

Income taxes                                         72.2        72.2

NET INCOME                                       $  154.6    $  162.2

Retained Earnings
Beginning of period                              $  702.2    $1,082.0
  Net income                                        154.6       162.2
  Dividends                                        (180.5)     (181.3)
End of period                                    $  676.3    $1,062.9

See accompanying notes to consolidated financial statements.

Form 10-Q Part I                             New York Telephone Company

                   CONSOLIDATED BALANCE SHEETS
                          (In Millions)

                                               March 31, December 31,
                                                 1995           1994
                                              (Unaudited)
ASSETS

Current assets:
 Cash and temporary cash investments        $    27.3     $    23.1
 Receivables (net of allowance of $130.3
  and $133.6, respectively)                   1,511.5       1,484.4
 Deferred charges                                59.9          39.0
 Deferred income taxes                           28.9         105.1
 Inventory                                      100.6          73.5
 Prepaid expenses and other                     107.0          57.2
     Total current assets                     1,835.2       1,782.3

Telephone plant - at cost                    20,354.1      20,129.6
 Less:  accumulated depreciation              8,395.3       8,106.9
                                             11,958.8      12,022.7
Deferred charges and other                    1,459.3       1,491.2

  Total Assets                              $15,253.3     $15,296.2

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
 Accounts payable                           $ 1,803.3     $ 1,996.4
 Short-term debt                                406.2         294.2
 Dividends payable                              180.5         181.2
 Taxes accrued                                  132.5          72.9
 Advance billing and customers' deposits        179.8         178.3
 Interest accrued                                65.2          74.7
  Total current liabilities                   2,767.5       2,797.7

Long-term debt                                3,971.1       3,972.4
Deferred income taxes                         1,425.2       1,611.3
Unamortized investment tax credits              205.7         212.5
Other long-term liabilities and deferred
 credits                                      2,104.3       1,896.9
  Total liabilities
                                             10,473.8      10,490.8
Commitments and contingencies (Notes (e)
 and (f))

Share owner's equity:
 Common stock - one share, without par value  4,103.2       4,103.2
 Retained earnings                              676.3         702.2
  Total share owner's equity                  4,779.5       4,805.4

 Total Liabilities and Share Owner's Equity $15,253.3     $15,296.2

See accompanying notes to consolidated financial statements.

Form 10-Q Part I                               New York Telephone Company

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Millions) (Unaudited)
                                                  For The Three Months Ended
                                                          March 31,
                                                     1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $ 154.6     $ 162.2
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                        358.1       367.2
Allowance for funds used during
 construction - equity component                      (4.6)       (4.7)
Change in operating assets and liabilities:
 Receivables                                         (27.1)       59.2
 Current Deferred charges, Current Deferred
  income taxes, Inventory and
  Prepaid expenses and other                         (21.6)        2.5
 Accounts payable, Taxes Accrued,
  Advance billing and customers'
  deposits and Interest accrued                     (141.5)      (15.6)
Deferred income taxes and Unamortized
  investment tax credits                            (192.9)     (115.2)
Other long-term liabilities and
  deferred credits                                   207.4        31.7
Other - net                                           19.7       (16.5)
Total adjustments                                    197.5       308.6

 Net cash provided by operating
 activities                                          352.1       470.8

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                               (277.1)     (266.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                                 111.9      (590.2)
 Dividends paid to NYNEX                            (181.2)     (181.0)
 Issuance of long-term debt                            -         593.5
 Repayment of long-term debt and
  capital leases                                     (1.5)       (1.4)

 Net cash used in financing
 activities                                         (70.8)     (179.1)

Net increase in Cash and
 temporary cash investments                           4.2        25.0
Cash and temporary cash investments at
 beginning of period                                 23.1         7.5
Cash and temporary cash investments at
 end of period                                    $  27.3     $  32.5


See accompanying notes to consolidated financial statements.

Form 10-Q Part I                        New York Telephone Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1994 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(b) CASH AND TEMPORARY CASH INVESTMENTS - The Company's cash management policy is to make funds available in banks when checks are presented. At March 31, 1995, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $42.9 million.

(c) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement No. 116"). The effect of implementing Statement No. 116 on the Company's results of operations and financial position was insignificant.

(d) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows":

                                                    For the
                                               Three Months Ended
                                                   March 31,
                                                 1995      1994
                                                 (In Millions)

Income tax payments (refunds)                  $ 46.9   $(40.4)
Interest payments                              $ 83.2   $ 62.8

(e) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transactions issues in the Company's 1990 intrastate rate case ($201.8 million), service issues in the Company's incentive regulation proceeding ($50.0 million), and other matters ($30.5 million), may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of March 31, 1995, the

Form 10-Q Part I                       New York Telephone Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $282.3 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(f) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $225 million in tax and $161 million in associated interest will be asserted against the Company for the period 1984 through the first quarter of 1995. The claims relate to the taxability of the Company's interstate and intrastate network access revenues. The current status is that these matters have been identified as possible audit adjustments by the taxing authority, and the Company is presenting its arguments against those adjustments. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

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

Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of
Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations

For the three months ended March 31, 1995 and 1994, net income was $154.6 and $162.2 million, respectively. Results for the first quarter of 1995 included an after-tax charge of $22.0 million for pension enhancements, for approximately 270 employees who elected during the quarter to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of the pension enhancements were recorded. Results for the first quarter of 1994 did not include charges for retirement incentives.

Operating revenues increased $10.2 million over the first quarter of 1994 principally due to: 1) growth in access lines and sales of calling features, 2) interstate rate reductions, and 3) a reduction in directory licensing agreement revenues.

Operating expenses, excluding the pension enhancement charges, decreased $24.3 million, or 1.5%, from the first quarter of 1994 as force reductions and process re-engineering continued.

State Regulatory Matters

As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1994), on September 26, 1994, the Company, the New York State Department of Public Service Staff and 15 other parties filed a proposed Regulatory Plan (the "Plan") for approval by the New York State Public Service Commission ("NYSPSC"). The Plan would modify the manner in which the Company is regulated by the NYSPSC over the next five to seven years. The Plan was developed by the parties in the third phase of the incentive regulation proceeding that the NYSPSC instituted in 1992. In the first phase of the proceeding, the NYSPSC ordered the Company's rates to be reduced by $170 million annually, effective January 1, 1994, and required that an additional $153 million of revenues annually be set aside for short-term service incentive plans and a longer term plan for performance-based earnings incentives and network improvements to be determined in the proceeding. The NYSPSC's decision on the Plan is expected in the second quarter of 1995.

The Company and the NYSPSC agreed to a service quality plan for 1994 ("the Service Plan"). In the Service Plan, the Company committed to achieve certain measurable levels of customer service, or, failing to achieve those levels, accept a penalty, the amount of which would be determined by the achieved service performance levels. Based on service performance results through December 31, 1994, it is probable that the Company will incur a penalty

Form 10-Q Part I                        New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

obligation. The precise amount of the penalty obligation cannot be determined pending further NYSPSC action regarding the waiver of certain service results for the period in question, but it is estimated that the obligation will be in the range of $40 to $50 million. The Service Plan is silent as to how the Company must satisfy any obligation. The ultimate resolution as to the disposition of the Service Plan obligation through an additional capital investment to improve infrastructure, a refund to ratepayers, or other means, will be made by the NYSPSC in the future. The NYSPSC may allow all interested parties the opportunity to state their positions.

Operating Revenues

Operating revenues for the three months ended March 31, 1995 increased $10.2 million over the same period last year. This increase is comprised of the following:
                                      Increase (Decrease)
                                         (In Millions)

     Local service                   $23.9
     Long distance                    (2.1)
     Network access                    -
     Other                           (11.6)
                                     $10.2

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The increase in Local service revenues was primarily due to increased demand, driven by growth in access lines and sales of calling features.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The decrease in Long distance revenues was primarily attributable to a decrease in demand for private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the Company.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Switched access revenues decreased a net $3 million principally due to a reduction in interstate rates partially offset by increased demand. Special access revenues increased $3 million primarily due to increased demand.

Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The decrease in Other revenues was due principally to a $7 million decrease in billing and collection revenues pursuant to the contract with AT&T Corp. ("AT&T"), and a net $6 million decrease in revenues related to the directory licensing agreement with NYNEX Information Resources Company ("Information Resources") as a result of Information Resources' pension enhancement costs recorded in the first quarter of 1995 lowering their pretax earnings.

Operating Expenses

Operating expenses for the three months ended March 31, 1995 increased
$9.5 million over the same period last year. This increase is comprised of the following:

                                             Increase (Decrease)
                                                (In Millions)

     Depreciation and amortization        $ (9.1)
     Taxes other than income taxes           0.4
     All other:
        Business restructuring charges
         recorded in 1995                   33.8
        Employee related                   (19.7)
        Other                                4.1
                                           $ 9.5

Depreciation and amortization decreased $9.1 million from the same period last year due principally to a change in interstate depreciation rates which lowered expense, partially offset by an increase in depreciable plant investment.

Business restructuring charges recorded in 1995 consisted of incremental costs related to pension enhancements. In the first quarter of 1995, $33.8 million of pretax charges ($22.0 million after-tax) was recorded for approximately 120 management and 150 nonmanagement employees who elected during the quarter to leave under retirement incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows: $23.2 million ($15.1 million after-tax) for pension enhancements, $1.6 million ($1.0 million after-tax) for associated postretirement medical benefits, $6.2 million
($4.0 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $2.8 million ($1.9 million after-tax) for its associated postretirement medical benefits. Much of the cost of the enhancements will be funded by NYNEX's pension plans.

Form 10-Q Part I                       New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Wages and payroll taxes decreased $26 million principally due to reductions in the Company's work force attributable to the Company's force reduction program and the transfer of employees to Telesector Resources associated with re-engineering the way service is delivered to customers (see Other operating expenses below), partially offset by increases in salary and wage rates. Benefit expenses increased a net $6 million primarily due to increased amortization of deferred pension costs pursuant to an NYSPSC approved plan, a decrease in pension expense resulting from plan amendments and active plan experience, and a net increase in medical costs for retirees principally due to the requirements of the collective bargaining agreements and other medical plan amendments partially offset by the effect of force reductions.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase was due principally to a $33 million increase in charges from affiliated companies primarily attributable to increases in Telesector Resources' contracted and centralized services and salary and wage rates, and the transfer of employees from the Company to Telesector Resources (see Employee related costs above). This increase was partially offset by a $12 million decrease in expenses primarily due to the transfer of functions to Telesector Resources (see Employee related costs above) and to the Company's force reduction program. In addition, there was a $7 million decrease in bad debt expense recognized pursuant to provisions of the billing and collection contract, primarily with AT&T, a $3 million decrease in right to use fees resulting from decreased software deployment and a $3 million decrease in rental expense primarily attributable to the Company's building consolidation and lease termination efforts.

Interest Expense

Interest expense for the three months ended March 31, 1995 increased $9.2 million over the same period last year. This increase was due principally to a $7 million increase in interest on funded debt as a result of the issuance of $600 million of long-term debt in February 1994, a $3 million increase in interest due to interest on the revenue set aside as ordered by the NYSPSC (see State Regulatory Matters), and higher short-term interest rates.

Income Taxes

Income taxes did not change from the same period last year. Increases resulted from a decrease in amortization of investment tax credits and a lower level of excess deferred tax reversals, using the average rate assumption method, which had been deferred at a rate higher than the current statutory rate. These increases were offset by a decrease in pretax income.

Form 10-Q Part I                       New York Telephone Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Current Status of Business Restructuring

Reserve Utilization in 1995
The restructuring reserve balance at March 31, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $363 million.
In the first quarter of 1995, the Company reduced 1993
restructuring reserves by approximately $59 million in the
following categories:
      Severance
           Management                          $10
            Nonmanagement                        2
           Total Severance                               $12
      Severance transferred to
        Telesector Resources                               7
      Process Re-engineering:
        Systems redesign:
        Customer contact                         -
        Customer provisioning                    -
        Customer operations                      1
        Customer support                         -
           Total systems redesign                   $ 1
        Work center consolidation                -
        Branding                                 1
        Relocation                               -
        Training                                 -
         Re-engineering implementation                     -
          Subtotal                                    2
        Telesector Resources allocated reserves:
        Systems re-engineering                  30
        Re-engineering implementation            8
        Work center consolidation                -
           Total allocated                           38
        Total process re-engineering                      40
      Total                                              $59

The severance reduction amount is comprised of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for. $7 million was transferred from the Company to Telesector Resources to cover severance costs associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Cost Savings

During the first quarter of 1995, the Company experienced a reduction in wages of approximately $38 million as well as a $16 million reduction in costs allocated from Telesector Resources as a result of employees' leaving under retirement incentives.

Form 10-Q Part I                       New York Telephone Company

Financing

At March 31, 1995, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

Form 10-Q Part II                       New York Telephone Company

                   PART II - OTHER INFORMATION

Item 5.   Other Information

       Federal Regulatory Matters

       Price Caps

       On March 30, 1995, the Federal Communications Commission ("FCC") announced interim changes in the price cap rules for local exchange carriers ("LECs") pending a further notice of proposed rulemaking that the FCC hopes to complete by early 1996. The FCC price cap formula adjusts the limits on access price levels ("price cap index" or "PCI") upward for inflation, downward for productivity improvement and up or down for exogenous costs. Under the interim rules each LEC will choose one of three productivity factor offsets to be used in setting its price cap index. LECs adopting the highest productivity factor will retain all interstate earnings. The two other options entail sharing of earnings and will allow an LEC to achieve a maximum interstate rate of return of either 14.25% or 12.75%.

       The FCC also determined that the original 3.3% productivity factor adopted in 1991 and used since then by most LECs was understated. Accordingly, the FCC's order requires those LECs, including New York Telephone Company ("the Company"), to make up front reductions to "reinitialize" their respective PCIs. The FCC also revised the criteria for including exogenous cost changes in the calculation of the PCI. As a result, the LECs will be required to recalculate their PCIs on a prospective basis to exclude cost increases due to changes in the accounting treatment of Other Postemployment Benefit expenses.

       The Company and New England Telephone and Telegraph Company (collectively, the "Telephone Companies") are scheduled to file tariffs in May 1995 to implement the fifth annual update to the price cap rates, including the adjustments ordered by the FCC. The tariffs, which are to become effective August 1, 1995, will reduce the Telephone Companies' interstate access rates by approximately $79 million for the tariff period ending June 30, 1996.

       The FCC gave the LECs additional pricing flexibility in certain service categories and announced its intention to examine broader questions of regulatory reform, including the elimination of earnings sharing and a transition to a streamlined regulatory structure, in the further notice of proposed rulemaking.

       Other Federal Regulatory Matters

       Tariff revisions filed by the Telephone Companies with the FCC became effective on April 29, 1995, to recover an additional $2.3 million of exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for

Form 10-Q Part II                       New York Telephone Company

       Postretirement Benefits Other Than Pensions". Collection of these revenues is subject to possible refund pending resolution of the FCC's Common Carrier Bureau investigation (see the Company's Annual Report on Form 10-
       K for the year ended December 31, 1994).

       On May 2, 1995, the Telephone Companies filed their response to the FCC's March 3, 1995 Order to Show Cause in connection with an audit of costs reported by the LECs to the National Exchange Carrier Association. In that response the Telephone Companies argued that no forfeitures or price cap reductions should be imposed, and that their internal processes are in compliance with the FCC's rules.

       On May 4, 1995, the FCC approved, with modifications, the Universal Service Preservation Plan ("USPP") filed by the Telephone Companies in December 1993. As approved, the USPP applies only in the New York City metropolitan area. The FCC's action will allow the Company to reduce its switched access rates and to shift some of the revenues lost from this rate reduction to flat, per-line charges applicable to access lines in this area and to other rate elements. These actions should improve the ability of the Company to compete more effectively with alternative providers of local telephone service. It is anticipated that the initial rate changes made pursuant to the USPP will not reduce overall access revenues.

       Effects of Regulatory Accounting

       The Telephone Companies currently account for their operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"). The provisions of Statement No. 71 are followed when the regulation of an enterprise's rates is intended to permit recovery of the enterprise's costs and such rates are likely to be collected from customers. This process can create assets or liabilities solely by the action of the regulatory authorities. Under Statement No. 71, companies generally depreciate plant and equipment over lives approved by regulators. Statement No. 71 also requires deferral of certain costs and obligations based on approvals received from regulators. In the event that the recoverability of costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions, Statement No. 71 would no longer apply. NYNEX Corporation and the Telephone Companies continually assess their position and the recoverability of their telecommunications assets with respect to Statement No. 71 and believe that Statement No. 71 still applies. However, it is possible that events in the industry, the markets in which the Telephone Companies operate and the possible effects of regulatory and legislative initiatives could change the Telephone Companies' position in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation

Form 10-Q                               New York Telephone Company

       of Application of FASB Statement No. 71" ("Statement No. 101"), would require the write-off of previously established regulatory assets and liabilities, including the adjustment of certain plant balances to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Telephone Companies not been subject to rate regulation. The impact of such a change would result in a material non-cash charge and would be reported as an extraordinary item. This charge could also include an adjustment to the carrying value of telephone plant if it is determined, using a projected cash flow approach, that impairment exists. While the effect of implementing Statement No. 101 cannot be precisely estimated at this time, Management believes that the total non-cash effect of the accounting change on the Company's net income would be between $2.2 and $2.8 billion.

       Other

       On April 13, 1995, it was announced that the seven regional holding Companies ("RHCs"), including NYNEX Corporation, have decided to pursue the disposition of Bell Communications Research, Inc. ("Bellcore"). Each of the RHCs owns an equal interest in Bellcore. A final decision regarding the disposition of their interests and the structure of such a transaction will be subject to obtaining satisfactory financial and other terms and necessary approvals.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit
       Number

       (27) Financial Data Schedule


(b)    Reports on Form 8-K

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



                              New York Telephone Company



                                              Mel Meskin
                                              Mel Meskin
                              Vice President - Finance and Treasurer
                              (Principal Financial and Accounting
                               Officer)


May 9, 1995