Form 10-Q
period 1995-06-30
NEW YORK TELEPHONE CO
filed 1995-08-09
CIK 71689

Form 10-Q




               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


(Mark one)

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1995

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


                 PART I - FINANCIAL INFORMATION

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (In millions) (Unaudited)


                                 Three Months       Six Months
For the Period Ended June 30,     1995    1994      1995    1994


OPERATING REVENUES
 Local service             $ 1,203.5  $1,189.3  $ 2,395.6  $2,357.5
 Long distance                  83.3      85.0      169.5     173.3
 Network access                584.0     552.1    1,151.6   1,119.7
 Other                         137.6      88.9      221.4     184.3
 Total operating revenues    2,008.4   1,915.3    3,938.1   3,834.8

OPERATING EXPENSES
 Maintenance and support       605.2     602.0    1,204.8   1,230.0
 Depreciation and amortization 349.3     371.5      707.4     738.7
 Marketing and customer
  services                     258.7     246.1      490.0     495.8
 Taxes other than income taxes 184.1     199.7      384.5     399.7
 Provision for uncollectibles   33.3      22.5       55.1      43.7
 Other                         452.7     589.6      664.7     737.2
 Total operating expenses    1,883.3   2,031.4    3,506.5   3,645.1

Operating income               125.1    (116.1)     431.6     189.7
Other income - net               7.1       4.8       11.3       8.1
Interest expense                84.0      76.6      167.9     151.3

Earnings (loss) before income taxes
 and extraordinary item         48.2    (187.9)     275.0      46.5

Income taxes                    11.8     (76.0)      84.0      (3.8)

Earnings (loss) before extraordinary
 item                           36.4    (111.9)     191.0      50.3

Extraordinary item for the
 discontinuance of regulatory
 accounting principles,
 net of taxes (Note (b))    (2,291.6)       -    (2,291.6)       -

NET INCOME (LOSS)          $(2,255.2) $ (111.9) $(2,100.6) $   50.3

Retained Earnings (Accumulated Deficit)
 Beginning of period         $ 676.3  $1,062.9  $   702.2  $1,082.0
 Net income (loss)          (2,255.2)   (111.9)  (2,100.6)     50.3
 Dividends (Note (h))             -     (181.1)    (180.5)  ( 362.4)
 End of period             $(1,578.9) $  769.9  $(1,578.9) $  769.9



  See accompanying notes to consolidated financial statements.

Form 10-Q Part I                          New York Telephone Company

                   CONSOLIDATED BALANCE SHEETS
                          (In millions)

                                           June 30,   December 31,
                                             1995         1994

                                         (Unaudited)
ASSETS

Current assets:
 Cash and temporary cash investments   $    37.2    $    23.1
 Receivables (net of allowance of
  $144.6 and $133.6, respectively)       1,568.2      1,484.4
 Deferred charges                           69.8         39.0
 Deferred income taxes                      52.0        105.1
 Inventory                                  87.8         73.5
 Prepaid expenses and other                 86.5         57.2
  Total current assets                   1,901.5      1,782.3

Telephone plant - at cost               19,736.1     20,129.6
 Less:  accumulated depreciation        10,627.6      8,106.9
                                         9,108.5     12,022.7

Deferred charges and other                 300.9      1,491.2

 Total Assets                          $11,310.9    $15,296.2

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
 Accounts payable                      $ 1,885.2    $ 1,996.4
 Short-term debt                           492.8        294.2
 Dividends payable                         180.5        181.2
 Taxes accrued                              69.8         72.9
 Advance billing and customers' deposits   178.9        178.3
 Interest accrued                           66.9         74.7
  Total current liabilities              2,874.1      2,797.7

Long-term debt                           3,969.8      3,972.4
Deferred income taxes                      120.4      1,611.3
Unamortized investment tax credits         146.9        212.5
Other long-term liabilities and deferred
 credits                                 1,855.9      1,896.9
  Total liabilities                      8,967.1     10,490.8

Commitments and contingencies (Notes (e), (f) and (i))

Share owner's equity:
 Common stock - one share, without par
  value (Note (h))                           1.0      4,103.2
 Additional paid-in capital (Note (h))   3,921.7          -
 Retained earnings (Accumulated deficit)(1,578.9)       702.2
  Total share owner's equity             2,343.8      4,805.4

 Total Liabilities and Share Owner's
  Equity                               $11,310.9    $15,296.2

  See accompanying notes to consolidated financial statements.

Form 10-Q Part I                          New York Telephone Company

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)

For the Six Months Ended June 30,             1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                        $(2,100.6)   $   50.3
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
Extraordinary item, net of taxes           2,291.6         -
Depreciation and amortization                707.4       738.7
Change in operating assets and liabilities:
 Receivables                                 (83.8)      (21.2)
 Current Deferred charges, Current
  deferred income taxes, Inventory and
  Prepaid expenses and other                 (34.2)       90.3
 Accounts payable, Taxes accrued,
  Advance billing and customers' deposits
  and Interest accrued                      (121.5)     (133.9)
Deferred income taxes and Unamortized
 investment tax credits                     (260.3)     (282.1)
Other long-term liabilities and
 deferred credits                            325.7       464.9
Other - net                                   26.5       (25.4)
Total adjustments                          2,851.4       831.3
Net cash provided by operating
 activities                                  750.8       881.6

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (570.2)     (582.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                         198.3      (493.7)
 Dividends paid to NYNEX                    (361.7)     (362.2)
 Issuance of long-term debt                    -         593.5
 Repayment of long-term debt and capital
 leases                                       (3.1)       (2.8)
Net cash used in financing activities       (166.5)     (265.2)

Net increase in Cash and
 temporary cash investments                   14.1        33.7
Cash and temporary cash investments at
 beginning of period                          23.1         7.5
Cash and temporary cash investments at
 end of period                           $    37.2    $   41.2




  See accompanying notes to consolidated financial statements.

Form 10-Q Part I                          New York Telephone
Company

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1994 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-
Q. In the second quarter of 1995, the Company discontinued using generally accepted accounting principles applicable to regulated entities (see Note (b)).

(b) DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES - In the second quarter of 1995, the Company discontinued accounting for its operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"). As a result, the Company recorded an extraordinary non-cash charge of $2.3 billion, net of income taxes of $1.2 billion.

The operations of the Company no longer met the criteria for application of Statement No. 71 due to a number of factors including significant changes in regulation, including the achievement of price regulation rather than rate-of-return regulation in New York, an intensifying level of competition, and the increasingly rapid pace of technological change. Under Statement No. 71, the Company had accounted for the effects of rate actions by federal and state regulatory commissions by establishing certain regulatory assets and liabilities, including the depreciation of its telephone plant and equipment using asset lives approved by regulators and the deferral of certain costs and obligations based on approvals received from regulators. The Company had continually assessed its position and the recoverability of its telecommunications assets with respect to Statement No. 71.

As a result of the discontinuance of Statement No. 71, the Company has implemented Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"). The Company has adjusted its telephone plant and equipment through an increase in accumulated depreciation, to reflect the difference between recorded depreciation and the amount of

Form 10-Q Part I                          New York Telephone Company

                           (Unaudited)

depreciation that would have been recorded had the Company not been subject to rate regulation. As a result of the increase in accumulated depreciation, gross plant was written off where fully depreciated. Non-plant regulatory assets and liabilities were eliminated from the balance sheet.

The after-tax extraordinary charge recorded consists of $1.8 billion for the adjustment to telephone plant and equipment and $0.5 billion for the write-off of non-plant regulatory assets and liabilities.

The net adjustment to telephone plant and equipment was a decrease of $2.8 billion ($1.8 billion after-tax). This decrease was supported by a depreciation analysis, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative under-depreciation of telephone plant and equipment as a result of the regulatory process. An impairment analysis was performed and did not identify any additional amounts not recoverable from future operations. Investment tax credits ("ITCs") are deferred and amortized over the estimated service lives of the related telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

The major components of non-plant regulatory net assets which were written off as a result of the discontinued application of Statement No. 71 are as follows:

     (In millions)           Pretax   After-tax

     Compensated absences     $ 120.2   $  78.1
     Deferred pension costs     264.4     171.9
     Refinancing costs          184.7     120.1
     Deferred taxes               -        53.7
     Other                      119.5      77.7
     Total                    $ 688.8   $ 501.5

Upon the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities. These deferrals were amortized during the period in which the related deferred taxes were recognized in the ratemaking process. During the second quarter of 1995, tax-related regulatory net assets of $53.7 million were eliminated.

Upon adoption of Statement No. 101, the Company began using estimated asset lives for certain categories of telephone plant and equipment that are shorter than those approved by regulators. The shorter asset lives result from the Company's expectations as to the revenue-producing lives of the assets. A comparison of average asset lives before and after the discontinuance of

Form 10-Q Part I                          New York Telephone Company

                           (Unaudited)

Statement No. 71, for the most significantly affected categories of telephone plant and equipment, is as follows:

                       Average lives (in years)
                         Composite
                    Regulator Approved   Economic
                        Asset Lives   Asset Lives
     Digital Switching      16              12
     Circuit - Other        10               8
     Aerial Metallic Cable  20              17
     Underground Metallic
      Cable                 25              15
     Buried Metallic Cable  25              17
     Fiber                  25              20

As a result of the discontinued application of Statement No. 71, regulatory accounting principles no longer apply to the operations of the Company for financial accounting and reporting purposes. The Company no longer recognizes regulatory assets and liabilities and the related amortization. The application of Statement No. 101 does not change the Company's accounting and reporting for regulatory purposes.

(c) CASH AND TEMPORARY CASH INVESTMENTS - The Company's cash management policy is to make funds available in banks when checks are presented. At June 30, 1995, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $1.4 million.

(d) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement No. 116"). The effect of implementing Statement No. 116 on the Company's results of operations and financial position was insignificant.

(e) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transactions issues in the Company's 1990 intrastate rate case
($164.5 million), may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of June 30, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $198.8 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(f) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $230 million in tax and $170 million in associated interest will be asserted against the Company for the period 1984 through the second quarter of 1995. The claims relate to the taxability of the Company's interstate and intrastate network access revenues. The current

Form 10-Q Part I                          New York Telephone Company

                           (Unaudited)

status is that these matters have been identified as possible audit adjustments by the taxing authority, and the Company is presenting its arguments against those adjustments. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

Various other legal actions and regulatory proceedings are pending that may affect the Company, including matters involving
Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims.

While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based on the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position but could have a material effect on operating results.

(g) SUPPLEMENTAL INFORMATION - The following information is
provided in accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows":
                                          For the
                                       Six Months Ended
                                          June 30,
                                         1995      1994
                                         (In millions)

Income tax payments                    $141.8  $166.6
Interest payments                      $148.6  $125.9

(h) REALLOCATION OF SHARE OWNER'S EQUITY - Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional paid-in capital. The second quarter 1995 dividend of $180.5 million was declared from Additional paid-in capital.

(i) FINANCIAL COMMITMENTS - As of June 30, 1995, the Company had deferred $166 million of revenues under the approved regulatory plan
(see State Regulatory Matters) associated with commitments for fair competition, universal service, service quality and infrastructure improvements, as well as for a service penalty obligation. These revenues will be released as commitments are met under the plan.

(j) SUBSEQUENT EVENT - On August 1, 1995, the U.S. Court of Appeals for the District of Columbia Circuit found that decisions of the Federal Communications Commission had understated the amount of damages to be paid by the Company in connection with overearnings complaints for the periods 1987-1988 and 1989-1990. The Company intends to petition the Court for rehearing.

It is probable, however, that, as a result of the Court's decisions, the Company will be required to refund revenues plus interest. For the period 1987-1988, the refund is approximately $5.4 million. For 1989-1990, the refund is approximately $9.7 million.

Form 10-Q Part I                          New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of
Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

FIRST SIX MONTHS OF 1995 AS COMPARED TO THE FIRST SIX MONTHS OF
1994

Results of Operations

For the six months ended June 30, 1995 and 1994, net income
(loss) was $(2.1) billion and $50.3 million, respectively. Results for the first six months of 1995 include an after-tax extraordinary charge of $2.3 billion for the discontinuance of Statement No. 71. Results also include an after-tax charge of $96.9 million for pension enhancements for approximately 310 management and 350 nonmanagement employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements, and non-recurring after-tax charges of $105.3 million for accruals related to various self-insurance programs, regulatory contingencies, operating tax provisions and revised benefit charges.
Results for the first six months of 1994 included an after-tax charge of $256.7 million for pension enhancements for approximately 500 management and 1,900 nonmanagement employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements.

Operating revenues increased $103.3 million, or 2.7%, over the first six months of 1994 principally due to growth in access lines, switched access usage and sales of calling features, and a $32.5 million net increase from the release of revenues previously set aside pursuant to an order by the New York State Public Service Commission ("NYSPSC")(see State Regulatory Matters).

Operating expenses decreased $138.6 million, or 3.8%, from the first six months of 1994. Excluding pretax pension enhancement charges of $149.1 million and $394.9 million in 1995 and 1994, respectively, and non-recurring charges of $162.0 million in 1995, operating expenses decreased $54.8 million, or 1.7%, from the first six months of 1994, as force reductions and process re-engineering continued.

Operating Revenues

Operating revenues for the six months ended June 30, 1995
increased $103.3 million, or 2.7%, over the same period last year.  This increase is comprised of the following:
                              Increase (Decrease)
                                 (In millions)
     Local service                  $ 38.1
     Long distance                    (3.8)
     Network access                   31.9
     Other                            37.1
                                    $103.3

Form 10-Q Part I                          New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Local service revenues are earned from the provision of local exchange, local private line and local public network services. A net $48 million increase due to increased demand, driven by growth in access lines and sales of calling features, was partially offset by a $10 million decrease attributable to potential customer billing claims.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area, and include public and private network switching. Demand for private line and wide area telecommunications services decreased as a result of increased competition and customer shifts to lower priced services offered by the Company.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Switched access revenues increased a net $25 million due to a $37 million increase resulting primarily from increased demand, partially offset by a $10 million reduction in interstate rates. Special access revenues increased $7 million primarily due to increased demand. Certain competitive losses in long distance revenues are being mostly offset by increases in network access revenues.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. Approximately $32.5 million of revenues that would previously have been "set aside" were recognized by the Company in the second quarter of 1995 as a result of an NYSPSC order approving a proposed Regulatory Plan ("Plan"). The Company had deferred $38 million per quarter since the first quarter of 1994. Approximately $166 million of revenues "set aside" ($122 million in 1994, $38 million in the first quarter of 1995, and $6 million in the second quarter of 1995) remain deferred and will be released as the Company's commitments are met under the Plan.
If the Company is unable to meet certain of these commitments, the NYSPSC has stipulated in its order that the Company will be subject to financial penalties. There was also a $4.5 million increase from revenues earned under a service improvement plan implemented in 1994. An additional $27 million of revenues
"set aside" under the service improvement plan will continue to be deferred (see State Regulatory Matters). In addition, there was an increase of $13 million due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles (see Note (b)). These increases were partially offset by a $12 million decrease in billing and collection revenues pursuant to the contract with AT&T Corp. ("AT&T") and a net $5 million decrease in revenues related to the directory licensing agreement with NYNEX Information Resources Company ("Information Resources"), as a result of Information Resources' pension enhancement costs recorded during the first six months of 1995 lowering their pretax earnings.

Form 10-Q Part I                          New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Operating Expenses

Operating expenses for the six months ended June 30, 1995 decreased $138.6 million, or 3.8%, from the same period last year. This decrease is comprised of the following:
                                    Increase (Decrease)
                                      (In millions)

    Depreciation and amortization        $(31.3)
    Taxes other than income taxes         (15.2)
    All other:
     Business restructuring charges      (245.8)
     Employee related                      (4.9)
     Other                                158.6
                                        $(138.6)

Depreciation and amortization decreased principally due to:
(1) a $63 million decrease due to a change in interstate depreciation rates, (2) a $22 million net decrease due to an adjustment of plant balances partially offset by the effect of shorter asset lives as a result of the discontinuance of regulatory accounting principles (see Note (b)) and
(3) a $61 million increase resulting from represcribed intrastate depreciation rates.

Taxes other than income taxes decreased principally due to a $10 million decrease in gross receipts taxes as a result of higher accruals in the first half of 1994 and a $3 million decrease in property taxes resulting from lower assessments of property value.

Business restructuring charges consist of incremental costs related to pension enhancements. Pretax charges for the six months ended June 30, 1995 decreased $245.8 million from the same period last year. During the first six months of 1995, $149.1 million of pretax charges ($96.9 million after-tax) was recorded for approximately 310 management and 350 nonmanagement employees who elected during the first six months of 1995 to leave under retirement incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows: $73.3 million ($47.6 million after-tax) for pension enhancements, $25.7 million
($16.7 million after-tax) for associated postretirement medical benefits, $33.9 million ($22.1 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $16.2 million ($10.5 million after-tax) for its associated postretirement medical benefits. During the first six months of 1994, $394.9 million of pretax charges ($256.7 million after-tax) was recorded for approximately 500 management and 1,900 nonmanagement employees who elected during the first six months of 1994 to leave under retirement

Form 10-Q Part I                          New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows:
$230.4 million ($149.8 million after-tax) for pension enhancements, $116.0 million ($75.4 million after-tax) for associated postretirement medical benefits, $25.8 million
($16.8 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $22.7 million ($14.7 million after-tax) for its associated postretirement medical benefits. Much of the cost of the enhancements will be funded by NYNEX's pension plans.

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Wages and payroll taxes decreased $31 million principally due to reductions in the Company's work force attributable to the Company's force reduction program and transfers of employees to Telesector Resources associated with re-engineering the way service is delivered to customers
(see Other operating expenses), partially offset by salary and wage rate increases. Benefit expenses increased $26 million due to a $31 million increase related to revised charges for postemployment benefits, an $11 million increase resulting from the amortization of deferred pension costs pursuant to an intrastate regulatory plan and a $3 million revised benefit
charge for non-qualified pension plans.   These increases were
partially offset by an $18 million decrease in pension expense attributable to changes in actuarial assumptions.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase was due principally to $129 million of non-recurring charges resulting from accruals related to various self-insurance programs, regulatory contingencies and operating tax provisions. These charges reflect events that occurred this quarter and additional information made available through revised estimates and analyses completed during the second quarter. There was a $61 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services and salary and wage rates, and the transfer of employees from the Company to Telesector Resources (see Employee related costs). In addition, there was an $11 million increase in the provision for uncollectibles. These increases were partially offset by a $55 million decrease in expenses due to the transfer of functions to Telesector
Resources (see Employee related costs) and to the Company's force reduction program.

Other income - net

Other income - net increased $3.2 million, or 39.5%, principally due to the elimination of the amortization of the intrastate portion of previously deferred refinancing costs in the second quarter of 1995 as a result of the discontinuance of regulatory accounting principles (see Note (b)).

Form 10-Q Part I                          New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Interest expense

Interest expense increased $16.6 million, or 11.0%, over the same period last year. This increase was due principally to a $7 million increase in interest on funded debt as a result of the issuance of $600 million of long-term debt in February 1994, a $6 million increase due to interest on the revenue set aside as ordered by the NYSPSC (see State Regulatory Matters) and higher short-term interest rates.

Income Taxes

Income taxes increased $87.8 million over the same period last year, attributable to an increase in pretax income, a decrease in amortization of investment tax credits, and the elimination of excess deferred tax reversals as a result of the discontinuance of regulatory accounting principles (see Note
(b)).

Extraordinary item

The discontinued application of Statement No. 71 required the Company, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax charge of $2.3 billion, consisting of $1.8 billion to adjust the carrying amount of telephone plant and equipment and $0.5 billion to write-off non-plant regulatory assets and liabilities. As a result of the discontinuance of regulatory accounting principles, the Company utilized shorter asset lives for certain categories of telephone plant and equipment than those approved by regulators. (See Note (b) for additional information on the discontinuance of regulatory accounting principles.)

Current Status of Business Restructuring

Reserve Utilization in 1995

The restructuring reserve balance at June 30, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $326 million. During the first six months of 1995, the Company utilized 1993 restructuring reserves of approximately $97 million in the following categories:

Form 10-Q Part I                          New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
[CAPTION]

     Severance
          Management                           $10
          Nonmanagement                          3
          Total Severance                                $13
     Severance transferred to Telesector Resources         8
     Process Re-engineering:
       Systems redesign:
       Customer contact                          -
       Customer provisioning                     -
       Customer operations                       4
       Customer support                          -
          Total systems redesign                    $ 4
       Work center consolidation                     (1)
       Branding                                       2
       Relocation                                     -
       Training                                       -
       Re-engineering implementation                  -
          Subtotal                                    5
       Telesector Resources allocated reserves:
       Systems re-engineering                   59
       Re-engineering implementation            12
       Work center consolidation                 -
          Total allocated                            71
       Total process re-engineering                       76
     Total                                               $97

The severance reduction amount is comprised of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for. $8 million was transferred from the Company to Telesector Resources to cover severance costs associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Cost Savings

During the first six months of 1995, the Company experienced a reduction in wages of approximately $79 million as well as a $36 million reduction in costs allocated from Telesector Resources as a result of employees' leaving under retirement incentives.

Financing

At June 30, 1995, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

Form 10-Q Part I                          New York Telephone Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

State Regulatory Matters

On August 1, 1995, the NYSPSC approved the Plan, as modified by the NYSPSC in an order dated June 16, 1995, that will change the manner in which the Company is regulated by the NYSPSC over the next five to seven years. The Plan is a performance-based plan that will replace rate of return regulation with a form of price regulation and incentives to improve service. There will be no restriction on the Company's earnings. The Plan will cap, at current rates, the prices for such "basic" services as residence and business exchange access, residence and business local calling and LifeLine service, and will reduce average prices of toll and intraLATA carrier access services. During its term, the Plan will allow certain prices to be adjusted to take into account an inflation index in excess of four percent annually and costs associated with government mandates and other defined "exogenous" events. Depending on whether the Plan remains in effect for five or seven years, the Company's prices will have been decreased by an amount that would produce an aggregate reduction of $1.1 billion or $1.9 billion, respectively, in revenues based on current volumes of business.

The NYSPSC's modifications to the Plan include: (a) more stringent rebate provisions and some minor changes in service quality targets; (b) greater reductions in the Company's average prices for intraLATA carrier access services in years three through five of the Plan; (c) an accelerated schedule for the provision of intraLATA presubscription; (d) an opportunity for the Company to earn the remaining $26.5 million of the $31 million in revenues "set aside" in 1994 and based on a service improvement plan; and (e) a change to the effective date of the Plan from January 1, 1995 to September 1, 1995.

Revenues previously "set aside" were released to the Company in exchange for the extensive commitments the Company accepts under the Plan, which relate to fair competition, universal service, service quality and infrastructure improvements. After accounting for the effects of those commitments as well as the Company's 1994 service penalty obligation, $32.5 million in such revenues was recognized in the second quarter of 1995. As commitments are met, additional revenues previously "set aside" will be released (see Other revenues).

Form 10-Q Part II                         New York Telephone Company

                   PART II - OTHER INFORMATION

Item 5.   Other Information

       Federal Regulatory Matters

       Price caps

       New York Telephone Company (the "Company") and New England Telephone and Telegraph Company (collectively, the "Telephone Companies") filed tariffs in May 1995 to implement the fifth annual update to the price cap rates, including the adjustments ordered by the Federal Communications Commission ("FCC") on March 30, 1995, in its interim changes to the price cap rules for local exchange carriers. The tariffs, which became effective on August 1, 1995, will reduce the Telephone Companies' interstate access rates by approximately $75.1 million for the tariff period ending June 30, 1996.

       Other Federal Regulatory Matters

       The fifth annual update to the price cap rates included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Collection of these revenues is subject to possible refund pending resolution of the FCC's Common Carrier Bureau investigation (see the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

       The Company implemented the Universal Service Preservation Plan ("USPP") rate structure, approved by the FCC on May 4, 1995, in tariff filings that became effective on August 1, 1995. It is anticipated that the initial rate changes made pursuant to the USPP will not reduce overall access revenues.

       On July 14, 1995, the Company concluded its trial of video dialtone service in New York City. The trial had commenced in January 1994.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits.

       Exhibit
       Number

       (27) Financial Data Schedule

(b)    Reports on Form 8-K.

       The Company's Current Report on Form 8-K, date of report
       June 1, 1995 and filed June 8, 1995, reporting on Item 5.

Form 10-Q                                 New York Telephone Company









                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                            New York Telephone Company




                                        John Diercksen
                                        John Diercksen
                                          Controller















August 8, 1995