Form 10-Q
period 1995-09-30
NEW YORK TELEPHONE CO
filed 1995-11-13
CIK 71689

Form 10-Q




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

---
 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995

                                       OR


---             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
---                       the transition period from __ to __


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___ .
                                      ---

Form 10-Q Part I                                    New York Telephone Company


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
             -------------------------------------------------------
                            (In millions) (Unaudited)

                                                            Three Months                     Nine Months
For the Period Ended September 30,                        1995          1994            1995           1994
---------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Local service                                        $ 1,205.2       $1,188.0       $ 3,600.8       $3,545.5
   Long distance                                             85.5           90.1           255.0          263.4
   Network access                                           531.9          557.3         1,683.5        1,677.0
   Other                                                    146.0           93.3           367.4          277.6
                                                        ---------       --------        --------       --------
     Total operating revenues                             1,968.6        1,928.7         5,906.7        5,763.5
                                                        ---------       --------        --------       --------

OPERATING EXPENSES
   Maintenance and support                                  615.6          633.3         1,820.4        1,863.3
   Depreciation and amortization                            341.3          374.3         1,048.7        1,113.0
   Marketing and customer services                          270.5          247.7           760.5          743.5
   Taxes other than income taxes                            155.3          187.6           539.8          587.3
   Provision for uncollectibles                              25.3           16.5            80.4           60.2
   Other                                                    251.2          175.8           915.9          913.0
                                                        ---------       --------        --------       --------
     Total operating expenses                             1,659.2        1,635.2         5,165.7        5,280.3
                                                        ---------       --------        --------       --------

Operating income                                            309.4          293.5           741.0          483.2
Other income (expense) - net                                 13.0            9.7            24.3           17.8
Interest expense                                             83.1           82.7           251.0          234.0
                                                        ---------       --------        --------       --------

Earnings (loss) before income taxes
   and extraordinary item                                   239.3          220.5           514.3          267.0

Income taxes                                                 76.1           66.9           160.1           63.1
                                                        ---------       --------        --------       --------

Earnings (loss) before
   extraordinary item                                       163.2          153.6           354.2          203.9

Extraordinary item for the
   discontinuance of regulatory
   accounting principles,
   net of taxes (Note (b))                                  --              --          (2,291.6)            --
                                                       ---------       --------        ---------         ------

NET INCOME (LOSS)                                       $   163.2       $  153.6       $(1,937.4)      $  203.9
                                                        =========       ========       =========       ========

RETAINED EARNINGS (ACCUMULATED DEFICIT)
   Beginning of period                                  $(1,578.9)      $  769.9       $   702.2       $1,082.0
     Net income (loss)                                      163.2          153.6        (1,937.4)         203.9
     Dividends (Note (h))                                   --            (181.2)         (180.5)        (543.6)
                                                       ---------        --------       ---------       --------
   End of period                                        $(1,415.7)      $  742.3       $(1,415.7)      $  742.3
                                                        =========       ========       =========       ========


          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                    New York Telephone Company

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  (In millions)

                                                                         September 30,          December 31,
                                                                              1995                   1994

----------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
ASSETS
------

Current assets:
   Cash and temporary cash investments                                       $    27.8              $    23.1
   Receivables (net of allowance of $153.7
     and $133.6, respectively)                                                 1,564.0                1,484.4
   Deferred charges                                                               55.6                   39.0
   Deferred income taxes                                                         116.4                  105.1
   Inventory                                                                      72.0                   73.5
   Prepaid expenses and other                                                    106.5                   57.2
                                                                             ---------              ---------
     Total current assets                                                      1,942.3                1,782.3
                                                                             ---------              ---------

Telephone plant - at cost                                                     19,876.8               20,129.6
   Less:  accumulated depreciation                                            10,785.1                8,106.9
                                                                             ---------              ---------
                                                                               9,091.7               12,022.7
                                                                             ---------              ---------

Deferred charges and other                                                       322.8                1,491.2
                                                                             ---------              ---------

   Total Assets                                                              $11,356.8              $15,296.2
                                                                             =========              =========

LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------

Current liabilities:
   Accounts payable
     Affiliates                                                              $   755.4              $   671.6
     Trade and other                                                           1,232.8                1,324.8
   Short-term debt                                                               391.9                  294.2
   Dividends payable                                                               -                    181.2
   Taxes accrued                                                                  34.8                   72.9
   Advance billing and customers' deposits                                       176.1                  178.3
   Interest accrued                                                               64.9                   74.7
                                                                             ---------              ---------
     Total current liabilities                                                 2,655.9                2,797.7
                                                                             ---------              ---------

Long-term debt                                                                 3,913.5                3,972.4
Deferred income taxes                                                            173.5                1,611.3
Unamortized investment tax credits                                               138.7                  212.5
Other long-term liabilities and deferred
   credits                                                                     1,968.2                1,896.9
                                                                             ---------              ---------
     Total liabilities                                                         8,849.8               10,490.8
                                                                             ---------              ---------

Commitments and contingencies (Notes (e),(f) and (i))

Share owner's equity:
   Common stock - one share, without par
     value (Note (h))                                                              1.0                4,103.2
   Additional paid-in capital (Note (h))                                       3,921.7                    -
   Retained earnings (Accumulated deficit)                                    (1,415.7)                 702.2
                                                                             ---------              ---------
     Total share owner's equity                                                2,507.0                4,805.4
                                                                             ---------              ---------

   Total Liabilities and Share Owner's Equity                                $11,356.8              $15,296.2
                                                                             =========              =========

          See accompanying notes to consolidated financial statements.
                                        3

Form 10-Q Part I                                    New York Telephone Company


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In millions) (Unaudited)

For the Nine Months Ended September 30,                                        1995          1994
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                             $(1,937.4)           $   203.9
                                                                              ---------            ---------
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Extraordinary item, net of taxes                                           2,291.6                 --
     Depreciation and amortization                                              1,048.7              1,113.0
     Change in operating assets and liabilities:
       Receivables                                                                (79.6)               (46.0)
       Current Deferred charges, Current
         Deferred income taxes, Inventory and
         Prepaid expenses and other                                               (24.5)                54.1
       Accounts payable, Taxes accrued,
         Advance billing and customers' deposits
         and Interest accrued                                                      49.7               (221.1)
     Deferred income taxes and Unamortized
       investment tax credits                                                    (295.0)              (341.4)
     Other long-term liabilities and
       deferred credits                                                           341.9                523.7
     Other - net                                                                    2.1                (23.5)
                                                                              ---------             --------
         Total adjustments                                                      3,334.9              1,058.8
                                                                              ---------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,397.5              1,262.7
                                                                              ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                             (888.0)              (915.7)
                                                                              ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from NYNEX                                                                42.2               (373.6)
Dividends paid to NYNEX                                                          (542.2)              (543.4)
Issuance of long-term debt                                                          -                  593.5
Repayment of long-term debt and capital leases                                     (4.8)                (4.3)
                                                                              ---------             --------
NET CASH USED IN FINANCING ACTIVITIES                                            (504.8)              (327.8)
                                                                              ---------             --------

Net increase in Cash and
   temporary cash investments                                                       4.7                 19.2
Cash and temporary cash investments at
   beginning of period                                                             23.1                  7.5
                                                                              ---------             --------
CASH AND TEMPORARY CASH INVESTMENTS AT
   END OF PERIOD                                                              $    27.8             $   26.7
                                                                              =========             ========

          See accompanying notes to consolidated financial statements.
                                       4

Form 10-Q Part I                                    New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

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

The operations of the Company no longer met the criteria for application of Statement No. 71 due to a number of factors including: significant changes in regulation, including the achievement of price regulation rather than rate-of-return regulation in New York, an intensifying level of competition, and the increasingly rapid pace of technological change. Under Statement No. 71, the Company had accounted for the effects of rate actions by federal and state regulatory commissions by establishing certain regulatory assets and liabilities, including the depreciation of its telephone plant and equipment using asset lives approved by regulators and the deferral of certain costs and obligations based on approvals received from regulators. The Company had continually assessed its position and the recoverability of its telecommunications assets with respect to Statement No. 71.

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

Form 10-Q Part I                                    New York Telephone Company

             ------------------------------------------
                                   (Unaudited)

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

The major components of non-plant regulatory net assets which were written off as a result of the discontinued application of Statement No. 71 are as follows:

         (In millions)                  Pretax            After-tax
         Compensated absences           $ 120.2           $  78.1
         Deferred pension costs           264.4             171.9
         Refinancing costs                184.7             120.1
         Deferred taxes                     -                53.7
         Other                            119.5              77.7
                                        -------            ------
         Total                          $ 688.8           $ 501.5
                                        =======           =======

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

Form 10-Q Part I                                    New York Telephone Company

             ------------------------------------------
                                   (Unaudited)

Statement No. 71, for the most significantly affected categories of telephone plant and equipment, is as follows:

                                               Average lives (in years)
                                           Composite
                                      Regulator-Approved             Economic
                                          Asset Lives              Asset Lives
                                      ----------------------------------------
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

(c) CASH AND TEMPORARY CASH INVESTMENTS - The Company's cash management policy is to make funds available in banks when checks are presented. At September 30, 1995, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $58.6 million.

(d) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement No. 116"). The effect of implementing Statement No. 116 on the Company's results of operations and financial position was insignificant.

(e) REVENUES SUBJECT TO POSSIBLE REFUND - Several state and federal regulatory matters, including affiliate transactions issues in the Company's 1990 intrastate rate case ($176.3 million), may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of September 30, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $210.9 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(f) LITIGATION AND OTHER CONTINGENCIES - It is probable that local tax claims aggregating approximately $235 million in tax and $180 million in associated interest will be asserted against the Company for the period 1984 through the third quarter of 1995. The claims relate to the taxability of the Company's interstate and intrastate network access revenues. The current

Form 10-Q Part I                                    New York Telephone Company

             ------------------------------------------
                                   (Unaudited)

status is that these matters have been identified as possible audit adjustments by the taxing authority, and the Company is presenting its arguments against those adjustments. While the Company's counsel cannot give assurance as to the outcome, counsel believes that the Company has strong legal positions in these matters.

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

(g) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                   For the
                              Nine Months Ended
                                September 30,
                              1995         1994
                              -----------------
                                (In millions)
Income tax payments         $378.2       $270.0
Interest payments           $230.9       $208.1

(h) SHARE OWNER'S EQUITY - Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional paid-in capital. The second quarter 1995 dividend of $180.5 million was declared from Additional paid-in capital.

(i) FINANCIAL COMMITMENTS - As of September 30, 1995, the Company had deferred $166 million of revenues under the approved regulatory plan (see State Regulatory Matters) associated with commitments for fair competition, universal service, service quality and infrastructure improvements, as well as for the 1994 service penalty obligation. These revenues will be released as commitments are met under the plan.

Form 10-Q Part I                                    New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

FIRST NINE MONTHS OF 1995 AS COMPARED TO FIRST NINE MONTHS OF 1994
------------------------------------------------------------------

Results of Operations
---------------------

For the nine months ended September 30, 1995 and 1994, net (loss) income was ($1.9) billion and $203.9 million, respectively. Results for the first nine months of 1995 include an after-tax extraordinary charge of $2.3 billion for the discontinuance of Statement No. 71. Results also include an after-tax charge of $106.5 million for pension enhancements for approximately 480 management and 475 nonmanagement employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements, and non-recurring after-tax items of $160.6 million for accruals related to various self-insurance programs, regulatory contingencies, operating tax provisions, and revised benefit charges. Results for the first nine months of 1994 included an after-tax charge of $271.8 million for pension enhancements for approximately 700 management and 2,000 nonmanagement employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements.

Operating revenues increased $143.2 million, or 2.5%, over the first nine months of 1994. Excluding a $40.6 million change in the third quarter of 1995 in the presentation of gross receipts tax collected by the Company on behalf of interexchange carriers and a non-recurring item of $10.1 million in the third quarter of 1995 resulting from a court decision on overearnings complaints, operating revenues increased $193.9 million, or 3.4%. This increase was principally due to growth in access lines, switched access usage and sales of calling features, and a $32.5 million net increase from the release of revenues previously set aside pursuant to an order by the New York State Public Service Commission ("NYSPSC")(see State Regulatory Matters).

     Operating expenses decreased $114.6 million, or 2.2%, from the first nine months of 1994. Excluding pretax pension enhancement charges in 1995 and 1994 of $163.8 million and $418.1 million respectively, non-recurring charges of $232.0 million in 1995, and a $40.6 million change in the third quarter of 1995 in the presentation of gross receipts tax collected by the Company on behalf of interexchange carriers, operating expenses decreased $51.7 million, or 1.1%, from the first nine months of 1994, as force reductions and process re-engineering continued.

Form 10-Q Part I                                    New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Operating Revenues
------------------

Operating revenues for the nine months ended September 30, 1995 increased $143.2 million, or 2.5%, over the same period last year. This increase is comprised of the following:

                           Increase (Decrease)
                              (In millions)
                            ------------------
         Local service          $ 55.3
         Long distance            (8.4)
         Network access            6.5
         Other                    89.8
                                ------
                                $143.2
                                ======

Local service revenues are earned from the provision of local exchange, local private line and local public network services. Increased demand of $70 million, driven by growth in access lines and sales of calling features, was partially offset by a $10 million decrease attributable to potential customer billing claims, and a $6 million decrease in rates attributable to an NYSPSC order approving a proposed Regulatory Plan (the "Plan") effective September 1, 1995 (see State Regulatory Matters).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area, and include public and private network switching. Demand for private line and wide area telecommunications services decreased as a result of customer shifts to lower priced services offered by the Company and increased competition. However, certain competitive losses in long distance revenues were mostly offset by increases in network access revenues.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Excluding decreases in the third quarter of 1995 of $41 million attributable to a change in the presentation of gross receipts tax collected by the Company on behalf of interexchange carriers (see Operating Expenses) and $10 million resulting from a court decision on overearnings complaints for the periods 1987-88 and 1989-90 (see Federal Regulatory Matters), network access revenues increased $57.2 million, or 3.4%. Special access revenues increased $12 million primarily due to increased demand. Switched access revenues increased a net $45 million. There was a $63 million increase in demand offset by a $15 million reduction in interstate rates and a $2 million reduction in intrastate rates attributable to an NYSPSC order (see State Regulatory Matters).

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. Approximately $32.5 million of revenues that would previously have been "set aside" were recognized by the Company in the second quarter of 1995 as a result of an NYSPSC order approving the Plan. In addition, there was an increase of $38 million in the third quarter of 1995 due to the cessation of "setting aside" revenues in the second quarter of 1995. The Company had deferred

Form 10-Q Part I                                    New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

$38 million per quarter since the first quarter of 1994. Approximately $166 million of revenues "set aside" ($122 million in 1994, $38 million in the first quarter of 1995, and $6 million in the second quarter of 1995) remain deferred and will be released as the Company's commitments are met under the Plan. If the Company is unable to meet certain of these commitments, the NYSPSC has stipulated in its order that the Company will be subject to financial penalties. There was also a $5 million increase from revenues earned under a service improvement plan implemented in 1994. An additional $27 million of revenues "set aside" under the service improvement plan will continue to be deferred (see State Regulatory Matters). There was also an increase of $27 million due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles (see Note (b)). These increases were partially offset by a $17 million decrease in billing and collection revenues under the contract with AT&T Corp. ("AT&T").

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 1995 decreased $114.6 million, or 2.2%, from the same period last year. This decrease is comprised of the following:

                                              Increase (Decrease)
                                                 (In millions)
                                              --------------------
        Depreciation and amortization               $(64.3)
        Taxes other than income taxes                (47.5)
        All other:
          Business Restructuring charges            (254.3)
          Employee related                           (19.1)
          Other                                      270.6
                                                    -------
                                                   $(114.6)
                                                    =======

Excluding pretax pension enhancement charges of $163.8 million and $418.1 million in 1995 and 1994, respectively, non-recurring charges of $232.0 million in 1995, and a $40.6 million change in the presentation of gross receipts tax (see Network access revenues), operating expenses decreased $51.7 million, or 1.1%, from the first nine months of 1994.

Depreciation and amortization decreased principally due to: (1) a $54 million net decrease due to an adjustment of plant balances partially offset by the effect of shorter asset lives as a result of the discontinuance of regulatory accounting principles (see Note (b)), (2) a $30 million decrease due to a change in interstate depreciation rates, and (3) a $32 million increase resulting from represcribed intrastate depreciation rates.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Taxes other than income taxes decreased $47.5 million. Included in this decrease are a $40.6 million change in the third quarter of 1995 in the presentation of gross receipts tax collected by the Company on behalf of interexchange carriers. There was also an $8 million decrease in property taxes resulting from lower assessments of property value.

Business restructuring charges consist of incremental costs related to pension enhancements. Pretax charges for the nine months ended September 30, 1995 decreased $254.3 million from the same period last year. During the first nine months of 1995, $163.8 million of pretax charges ($106.5 million after-tax) was recorded for approximately 480 management and 475 nonmanagement employees who elected during the first nine months of 1995 to leave under retirement incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows: $101.4 million ($65.9 million after-tax) for pension enhancements, $11.5 million ($7.5 million after-tax) for associated postretirement medical benefits, $43.8 million ($28.5 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $7.1 million ($4.6 million after-tax) for its associated postretirement medical benefits. During the first nine months of 1994, $418.1 million of pretax charges ($271.8 million after-tax) was recorded for approximately 700 management and 2,000 nonmanagement employees who elected during the first nine months of 1994 to leave under retirement incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows: $245.5 million ($159.6 million after-tax) for pension enhancements, $119.3 million ($77.5 million after-tax) for associated postretirement medical benefits, $28.6 million ($18.6 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $24.7 million ($16.1 million after-tax) for its associated postretirement medical benefits. Much of the cost of the enhancements will be funded by NYNEX's pension plans.

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Wages and payroll taxes decreased $43 million principally due to reductions in the Company's work force attributable to the Company's force reduction program and the transfers of employees to Telesector Resources associated with re-engineering service delivery to customers (see Other operating expenses), partially offset by salary and wage rate increases. Benefit expenses increased $24 million. Included in this increase are non-recurring items associated with revised charges for postemployment benefits (a $31 million increase) and for non-qualified pension plans (a $2 million increase). There was also a $14 million increase resulting from the amortization of deferred pension costs pursuant to an intrastate regulatory plan and a $26 million decrease in pension expense attributable to changes in actuarial assumptions.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. There were $199 million of non-recurring charges resulting from accruals related to various self-insurance programs, regulatory contingencies and operating tax provisions. These charges reflect events that occurred during the second

Form 10-Q Part I                                    New York Telephone Company

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         -------------------------------------------------------------

and third quarters of the year and additional information made available through revised estimates and analyses completed during the second and third quarters. There was a $137 million increase in charges from affiliated companies, primarily attributable to the transfer of functions to Telesector Resources, which includes charges for advertising, telemarketing and sales agent commissions, increases in Telesector Resources' contracted and centralized services and salary and wage rates, and the transfer of employees from the Company to Telesector Resources (see Employee related costs). In addition, there was a $20 million increase in the provision for uncollectibles. These increases were partially offset by a $79 million decrease in expenses primarily due to the transfer of functions to Telesector Resources (see Employee related costs) and to the Company's force reduction program. Other income - net
------------------

Other income - net increased $6.5 million, or 36.5%, principally due to the Company's share of interest income on a federal income tax refund to AT&T for the tax years 1981-1983, and the elimination of the amortization of the intrastate portion of previously deferred refinancing costs in the second quarter of 1995 as a result of the discontinuance of regulatory accounting principles (see Note (b)).

Interest expense
----------------

Interest expense increased $17.0 million, or 7.3%, over the same period last year. This increase was due principally to a $7 million increase in interest on funded debt as a result of the issuance of $600 million of long-term debt in February 1994, a $5 million non-recurring charge for interest incurred in connection with a court decision on overearnings complaints for the periods 1987-1988 and 1989-1990 (see Federal Regulatory Matters), a $4 million increase due to interest on the revenue set aside as ordered by the NYSPSC (see State Regulatory Matters) and higher short-term interest rates.

Income Taxes
------------

Income taxes increased $97.0 million over the same period last year, attributable to an increase in taxable income, a decrease in amortization of investment tax credits, and the elimination of excess deferred tax reversals as a result of the discontinuance of regulatory accounting principles (see Note
(b)).

Extraordinary item
------------------

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

Form 10-Q Part I                                    New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

and $0.5 billion to write-off non-plant regulatory assets and liabilities. As a result of the discontinuance of regulatory accounting principles, the Company utilized shorter asset lives for certain categories of telephone plant and equipment than those approved by regulators. (See Note (b) for additional information on the discontinuance of regulatory accounting principles.)

Current Status of Business Restructuring
----------------------------------------

Reserve Utilization in 1995
---------------------------

The restructuring reserve balance at September 30, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $278 million. During the first nine months of 1995, the Company utilized 1993 restructuring reserves of approximately $145 million in the following categories:

Severance:
          Management                                     $10
          Nonmanagement                                    4
          Transferred to Telesector Resources              9
                                                         ---
          Total Severance                                                 $ 23
 Process Re-engineering:
      Systems redesign:
      Customer contact                                    11
      Customer provisioning                                5
      Customer operations                                 16
      Customer support                                     5
                                                         ---
          Total systems redesign                                 $ 37
      Work center consolidation                                     -
      Branding                                                      3
      Relocation                                                    -
      Training                                                      -
      Re-engineering implementation                                 -
                                                                  ---
          Subtotal                                                 40
      Telesector Resources allocated reserves:
      Systems re-engineering                              66
      Re-engineering implementation                       16
      Work center consolidation                            -
                                                         ---
          Total allocated                                          82
                                                                  ---
      Total process re-engineering                                         122
                                                                          ----
 Total                                                                    $145
                                                                          ====



The severance reduction amount is comprised of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued. $9 million was transferred from the Company to Telesector Resources associated with employees who transferred from the

Form 10-Q Part I                                    New York Telephone Company

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         -------------------------------------------------------------

Company to Telesector Resources and subsequently left under the pension enhancements. $18 million of process re-engineering costs was transferred from the Company to Telesector Resources for costs incurred by Telesector Resources on behalf of the Company for the following business processes: (1) $6 million for customer contact, (2) $3 million for customer provisioning, (3) $7 million for customer operations, and (4) $2 million for customer support.


Cost Savings
------------

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 4,600 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits attributable to employees' leaving under retirement incentives of approximately $230 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to Telesector Resources' employees' leaving under retirement incentives will be approximately $100 million. Partially offsetting these cost savings will be the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Financing
---------

At September 30, 1995, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

State Regulatory Matters
------------------------

On August 16, 1995, the NYSPSC issued an order reaffirming its approval of the Plan. On August 23, 1995, the Company filed its compliance tariffs under the Plan. The tariffs became effective on a temporary basis as of September 1, 1995 and will remain temporary pending the NYSPSC Staff's review of parties' comments and the completion of the Staff's investigation of whether the tariffs comply with the Plan. Several parties have filed petitions for reconsideration of the NYSPSC's final order approving the Plan. The Company has filed responses to those petitions.

On September 19, 1995, the NYSPSC issued an order concerning the Company's performance under the 1994 service quality plan. The NYSPSC determined that, given the 1994 service performance results, the Company must refund $50 million to ratepayers, which was accrued by the Company in the second quarter of 1995 (see Note (i)).

As an outgrowth of the Company's 1990 general rate case, in November 1990, the NYSPSC commenced a proceeding to review the financial effects on ratepayers of the transactions in the years 1984 through 1990 between the Company and other NYNEX affiliates. In March 1991, the NYSPSC authorized a $250 million increase in the Company's rates, effective January 1, 1991, of which $47.5 million annually remains subject to refund pending resolution of

Form 10-Q Part I                                    New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

certain affiliate transactions issues. The NYSPSC selected an independent consulting firm to perform an investigation of such transactions. On September 13, 1995, the consultant submitted to the NYSPSC a final report detailing its findings and recommendations. On September 20, 1995, an administrative law judge of the NYSPSC issued a procedural ruling for future hearings and directed that the NYSPSC Staff and other parties must file any evidence they wish to submit by January 26, 1996. The Company will have the opportunity to respond at a subsequent date to be determined.

Federal Regulatory Matters
--------------------------

On August 1, 1995, the U.S. Court of Appeals for the District of Columbia Circuit found that decisions of the Federal Communications Commission ("FCC") had understated the amount of damages to be paid by the Company and New England Telephone and Telegraph Company (collectively, the "Telephone Companies") in connection with overearnings complaints for the period 1987-1988 and by the Company for the period 1989-1990. On October 4, 1995, the Court denied the Telephone Companies' petitions for rehearing. It is probable that, as a result of the Court's decisions, the Company will be required to pay damages plus interest in the amounts of approximately $5.4 million and $9.7 million for the periods 1987-1988 and 1989-1990, respectively (see Network access revenues).

Form 10-Q Part II                                   New York Telephone Company

                           PART II - OTHER INFORMATION

Item 5.  Other Information
-------  -----------------

         State Regulatory Matters
         ------------------------

         On September 27, 1995, the New York State Public Service Commission ("NYSPSC") issued an order resolving certain issues in its Competition II proceeding which is to consider the terms that should govern local exchange competition in New York State. The NYSPSC directed New York Telephone Company (the "Company") to list customers of competitive local exchange carriers ("LECs") in its White Pages directories at no charge. However, the Company is free to negotiate with those carriers arrangements under which the Company would deliver the White Pages directories to the competitive carriers' customers for a fee. The NYSPSC also established a reciprocal compensation scheme for the payment of access rates when the Company and competitive LECs terminate traffic on each other's networks. Generally, the Company and the competitive carrier will pay each other the same rate when providing the same or equivalent functions. The NYSPSC also determined that the Company must, upon request, provide services to interconnect two competitive LECs that are collocated in the Company's central offices. Finally, the NYSPSC directed competitive LECs to provide intraLATA presubscription.

         Federal Regulatory Matters
         --------------------------

         Price caps
         ----------

         On September 27, 1995, the Federal Communications Commission ("FCC") issued a Notice of Proposed Rulemaking in the Price Cap proceeding, regarding the productivity factor used by LECs, including the Company, in the FCC price cap formula. The FCC price cap formula adjusts the limits on access price levels ("price cap index") upward for inflation, downward for productivity improvement and up or down for exogenous costs. Depending on the productivity factor selected by the LEC, earnings above certain levels are shared with ratepayers. The Proposed Rulemaking will consider changes in the determination of the productivity factor, the recognition of exogenous costs, the extent of carrier sharing, and the formula for calculating the price cap index for certain services. The FCC has requested comments by November 27, 1995 and replies by December 27, 1995. The FCC has indicated that it intends to issue an order in time for the final changes to be reflected in LECs' rates as of July 1, 1996.

         On September 20, 1995, the FCC issued a Notice of Proposed Rulemaking to determine how the price cap rules should be modified to accommodate increasing levels of competition. The FCC intends to consider whether to allow greater flexibility to lower prices,

Form 10-Q Part II                                   New York Telephone Company

                           PART II - OTHER INFORMATION
                           ---------------------------

        adopting procedures to allow a more rapid introduction of new services, and establishing criteria that can be used in assessing whether LECs warrant streamlined or non-dominant treatment for certain services when they face substantial competition in a geographic area. The FCC asked for comments on a proposal by the Company and New England Telephone and Telegraph Company (collectively, the "Telephone Companies") that earnings sharing be reduced or eliminated as an LEC implements measures to promote competition for local exchange services.

        Other Federal Regulatory Matters
        --------------------------------

        On September 11, 1995, the Telephone Companies filed a further response to the FCC's March 3, 1995 Order to Show Cause in connection with an audit of costs reported by the LECs to the National Exchange Carrier Association (see the Company's Annual Report on Form 10-K for the year ended December 31, 1994). In that response the Telephone Companies argued that no forfeitures or price cap reductions should be imposed and that their internal processes are in compliance with the FCC's rules.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)     Exhibits.
---     ---------

        Exhibit
        -------
        Number
        ------

        (27) Financial Data Schedule

(b)     Reports on Form 8-K.
---     --------------------


        The Company's Current Report on Form 8-K, date of report July 3, 1995 and filed July 10, 1995, reporting on Item 5.

        The Company's Current Report on Form 8-K, date of report August 2, 1995 and filed August 2, 1995, reporting on Item 5.
                                       18

Form 10-Q                                           New York Telephone Company

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     New York Telephone Company




                                     /s/             Mel Meskin
                                     ----------------------------------------
                                                     Mel Meskin
                                      Vice President - Finance and Treasurer
                                     (Principal Financial and Chief Accounting
                                      Officer)





November 9, 1995