Form 10-Q
period 1996-03-31
NEW YORK TELEPHONE CO
filed 1996-05-10
CIK 71689

Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark one)
___
_X_              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1996

                                      OR

___            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
___                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No __.

Form 10-Q Part I                                New York Telephone Company

                         PART I - FINANCIAL INFORMATION
  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                            (In Millions) (Unaudited)

                                                     For The Three Months Ended
                                                              March 31,
                                                           1996        1995
OPERATING REVENUES                                   ---------------------------
Local service                                        $ 1,169.9       $1,192.1
Long distance                                            103.5           86.2
Network access                                           526.8          567.6
Other                                                    117.6           83.8
                                                     ---------          -----
   Total operating revenues                            1,917.8        1,929.7
                                                     ---------       --------

OPERATING EXPENSES
Maintenance and support                                  624.2          599.6
Depreciation and amortization                            349.1          358.1
Marketing and customer services                          273.7          231.3
Taxes other than income                                  155.8          200.4
Provision for uncollectible revenues                      26.9           21.8
Other                                                    272.7          212.0
                                                     ---------         ------
   Total operating expenses                            1,702.4        1,623.2
                                                     ---------       --------

Operating income                                         215.4          306.5

Other income (expense) - net                              (1.6)           4.2

Interest expense                                          70.1           83.9
                                                     ---------          -----

Earnings before income taxes and cumulative
  effect of change in accounting principle               143.7          226.8

Income taxes                                              45.1           72.2
                                                     ---------          -----

Earnings before cumulative effect of change
  in accounting principle                                 98.6          154.6

Cumulative effect of change in accounting for
  directory publishing income, net of taxes (Note B)      55.7              -
                                                         -----             --

NET INCOME                                           $   154.3        $ 154.6
                                                     =========        =======

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Beginning of period                                  $(1,269.4)      $  702.2
  Net income                                             154.3          154.6
  Dividends declared (Note G)                             -            (180.5)
                                                     ---------        -------
End of period                                        $(1,115.1)      $  676.3
                                                     =========       ========





          See accompanying notes to consolidated financial statements.

                            CONSOLIDATED BALANCE SHEETS
                             (In Millions) (Unaudited)

                                                          March 31,     December 31,
                                                            1996            1995
                                                        ------------    ------------
ASSETS
Current assets:
  Cash                                                  $    46.0        $    39.9
  Receivables
   Trade and other (net of allowance of $158.8 and
    $154.7, respectively)                                 1,536.3          1,614.1
   Affiliates                                               124.3             45.5
  Deferred charges                                           59.6             52.5
  Deferred income taxes                                        .8             44.1
  Inventory                                                  60.4             62.8
  Prepaid expenses and other                                150.9             82.4
                                                        ---------          -------
     Total current assets                                 1,978.3          1,941.3
                                                        ---------        ---------

Telephone plant - at cost                                20,320.4         20,153.6
  Less:  accumulated depreciation                        11,153.5         10,847.8
                                                        ---------        ---------
                                                          9,166.9          9,305.8
                                                        ---------        ---------

Deferred charges and other                                  318.8            321.8
                                                        ---------        ---------
   TOTAL ASSETS                                         $11,464.0        $11,568.9
                                                        =========        =========

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
  Accounts payable
   Affiliates                                           $   830.7        $   840.6
   Other                                                  1,154.0          1,263.4
  Short-term debt                                           363.2            367.0
  Dividends payable                                         191.6            180.5
  Taxes accrued                                             114.0             29.8
  Deferred income taxes                                      10.8              -
  Advance billing and customers' deposits                   172.5            173.8
  Interest accrued                                           64.5             67.2
                                                        ---------        ---------
     Total current liabilities                            2,901.3          2,922.3
                                                        ---------        ---------

Long-term debt                                            3,913.2          3,913.3
Deferred income taxes                                        52.9            102.1
Unamortized investment tax credits                          125.1            130.9
Other long-term liabilities and deferred credits          2,036.0          2,027.5
                                                        ---------        ---------
     Total liabilities                                    9,028.5          9,096.1
                                                        ---------        ---------

Commitments and contingencies (Notes C, D and E)

Share owner's equity:
  Common stock - one share, without par value (Note G)        1.0              1.0
  Additional paid-in capital (Note G)                     3,549.6          3,741.2
  Retained earnings/(Accumulated deficit)                (1,115.1)        (1,269.4)
                                                        ---------        ---------
     Total share owner's equity                           2,435.5          2,472.8
                                                        ---------        ---------
   TOTAL LIABILITIES AND SHARE OWNER'S EQUITY           $11,464.0        $11,568.9
                                                        =========        =========

            See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Millions) (Unaudited)

                                                   For The Three Months Ended
                                                           March 31,
                                                       1996          1995
                                                   ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 154.3       $ 154.6
                                                     -------       -------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                        349.1         358.1
  Deferred income taxes - net                          (23.7)        (49.3)
  Deferred credits - net                                (5.8)         (6.7)
  Change in operating assets and liabilities:
   Receivables                                          (1.0)        (27.1)
   Deferred charges                                     (7.1)        (20.9)
   Deferred income taxes                                43.3          76.2
   Inventory                                             2.4         (27.1)
   Prepaid expenses and other                          (68.5)        (49.8)
   Accounts payable                                   (119.3)       (193.1)
   Taxes Accrued                                        84.2          59.6
   Deferred income tax liability                        10.8           -
   Advance billing and customers' deposits              (1.3)          1.5
   Interest accrued                                     (2.7)         (9.5)
  Other - net                                          (77.3)         85.6
                                                     -------        ------
      Total adjustments                                183.1         197.5
                                                     -------        ------

Net cash provided by operating activities              337.4         352.1
                                                     -------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (201.4)       (277.1)
                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX                                   52.3         111.9
  Dividends paid to NYNEX                             (180.5)       (181.2)
  Repayment of long-term debt and capital leases        (1.7)         (1.5)
                                                       -----         -----

Net cash used in financing activities                 (129.9)        (70.8)
                                                     -------       -------

  Net increase in Cash                                   6.1           4.2
  Cash at beginning of period                           39.9          23.1
                                                       -----         -----
  Cash at end of period                               $ 46.0        $ 27.3
                                                      ======        ======





          See accompanying notes to consolidated financial statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A     Basis of Presentation

The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1995 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's 1995 Annual Report on Form 10-K.

B     Change in Accounting Principle

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement with Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first quarter of 1996 resulted in an $11.6 million decrease to net income.

Pro forma results, assuming the point of publication method had been applied during the first quarter of 1995, are as follows:
                                                   Three Months Ended
                                                     March 31, 1995
                                                      (In millions)
                                                Pro forma      As Reported
                                                ---------      -----------
Net Income                                       $143.9           $154.6

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
C     Financial Commitments

As of March 31, 1996, the Company had deferred $168 million of revenues ($141 million under a New York State Public Service Commission ("NYSPSC") approved regulatory plan associated with commitments for fair competition, universal service, service quality and infrastructure improvements, and $27 million for a service improvement plan obligation). These deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain of these commitments, the NYSPSC has the authority to require the Company to refund these revenues to the customers. During the first quarter of 1996 $20 million was recognized in connection with intraLATA presubscription ("ILP") commitments that were met in 1996.

D     Revenues Subject To Possible Refund

Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of March 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $241.8 million, plus related interest, of which approximately $200.0 million is attributable to affiliate transaction issues in the Company's 1990 intrastate rate case. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

E     Litigation and Other Contingencies

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

F     Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                     For the
                                                Three Months Ended
                                                      March 31,
                                                  1996      1995
                                                   (In millions)

      Income tax (refunds) payments              ($16.4)    $46.9
      Interest payments                           $82.2     $83.2

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G     Share Owner's Equity

Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common Stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional paid-in capital. The first quarter 1996 dividend of $191.6 million was declared from Additional paid-in capital.

H     Subsequent Event

On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996 that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both NYNEX and Bell Atlantic. The transaction is expected to close within twelve months.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations

Net income for the first quarter of 1996 was $154.3. Net income for the first quarter of 1995 was $154.6 million.

Net income for the first quarter of 1996 includes a gain of $55.7 million for the cumulative effect of a change in accounting for directory publishing income (see Note B). Net income, for the first quarter of 1996 also includes charges of $117.8 million for certain special charges, various self-insurance programs, legal, regulatory and other obligations and contingencies, and for pension enhancements. Net income for the first quarter of 1995 included a charge of $22.0 million for pension enhancements.

Excluding the above items, net income for the first quarter of 1996 would have been $216.4 million, an improvement of $39.8 million, or 22.5%, over adjusted net income for the first quarter of 1995.

Operating Revenues

Operating revenues for the first quarter of 1996 were $1.9 billion, a decrease of $11.9 million, or .6%, from the first quarter of 1995.

Included in the operating revenues for the first quarter of 1996 were special charges of $55.0 million related to customer claims and a $14.0 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by the Company on behalf of interexchange carriers. Included in the operating revenues for the first quarter of 1995 were $16.8 million ($3.5 million intrastate and $13.3 million interstate) of revenues from interexchange carriers associated with gross receipts tax collected on behalf of the taxing authority. (The Company is no longer required to collect gross receipts tax from interexchange carriers and to remit to the taxing authority.)

Excluding the items discussed above, operating revenues would have improved $73.9 million, or 3.9%, over adjusted operating revenues for the first quarter of 1995.

The adjusted operating revenue improvement of $73.9 million includes the following categories:

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $4.7 million, or .4%, decrease results from the net of (i) an $18 million increase primarily attributable to increased demand, driven by growth in access lines and sales of calling features, and (ii) a $19 million decrease in rates attributable to an order by the NYSPSC approving a performance-based regulatory plan (the "Plan") (see State Regulatory).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area, and include public and private network switching. Long distance revenues improved $17.3 million, or 20.1%, primarily due to an increase in message toll service usage.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Network access revenues improved $27.5 million, or 5.0%, in the first quarter of 1996. The $27.5 million improvement results from the net of (i) a $42 million improvement in switched access revenues primarily due to increased demand, and a $4 million improvement in special access revenue, and (ii) a $13 million reduction in interstate rates and a $5 million reduction in intrastate rates attributable to an NYSPSC order (see Regulatory Environment-State).

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $33.8 million, or 40.3%, improvement results from the net of (i) a $38 million increase due to the cessation of "setting aside" revenues in the second quarter of 1995 as a result of an NYSPSC order approving the Plan, $20 million recognized in connection with ILP commitments that were met in 1996, and a $9 million increase due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles, and (ii) a $20 million decrease due to a reduction in directory revenues from the directory licensing agreement with Information Resources primarily attributable to a change in accounting principle and pension enhancement costs recorded in the first quarter of 1995, and a $17 million decrease due to an accrual for anticipated service obligations under the service plan (see Regulatory Environment-State).

Operating Expenses

Operating expenses for the first quarter of 1996 were $1.7 billion, an increase of $79.2 million, or 4.9%, over the first quarter of 1995.

Included in the first quarter of 1996 were pension enhancement charges of $23.3 million (see components below), a $14 million intrastate gross receipts tax refund (see Operating Revenues above) and special charges of $103.0 million related to various self-insurance programs and legal and regulatory contingencies. Included in the operating expenses for the first quarter of 1995 were pension enhancement charges of $33.8 million and $16.8 million of gross receipts tax collected and remitted to the taxing authority (see Operating Revenues above.).

Excluding the items discussed above, operating expenses would have increased $17.5 million, or 1.1%, over adjusted operating expenses for the first quarter of 1995.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Depreciation and amortization decreased $9.0 million, resulting from the net of
(i) a $15 million increase due to growth in depreciable plant investment, and
(ii) a $25 million decrease attributable to lower depreciation rates and increased retirement of switching equipment as a result of the discontinuance of regulatory accounting principles in 1995.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $13.8 million from the first quarter of 1995 primarily due to lower assessments of property values.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, increased $14.2 million resulting from the net of (i) a $14 million decrease in benefit expenses principally due to the amortization of deferred pension costs pursuant to an NYSPSC approved plan in 1995, and (ii) a $28 million increase in wages and payroll taxes principally due to additional labor costs attributable to initiatives to improve service quality and severe weather conditions in 1996, partially offset by reductions in the Company's work force attributable to the Company's force reduction program and the transfers of employees to Telesector Resources associated with re-engineering service delivery to customers (see Other operating expenses).

Other operating expenses, consist primarily of contracted and centralized services, rent and other general and administrative costs. Other operating expenses increased $26.1 million resulting from the net of (i) a $31 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services and the transfer of employees from the Company to Telesector Resources, partially offset by decreases due to Telesector Resources' force reduction program (ii) a $5 million increase in the provision for uncollectible revenue, and (iii) a $10 million decrease in right to use fees resulting from decreased software deployment.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The components of the pension enhancement charges for the first quarter of 1996 and 1995 are as follows:
                                            For the Three Months Ended
                                                   March 31,
(In millions)                             1996*                 1995*
                                          ----                  ----
                                   Pretax      After-Tax   Pretax    After-Tax
                                   ------      ---------   ------    ---------
Pension enhancement charges        $22.7         $14.8      $29.4     $19.1
Postretirement medical costs          .6            .4        4.4       2.9
                                   -----         -----      -----     -----
                                   $23.3         $15.2      $33.8     $22.0
                                   =====         =====      =====     =====

*     1996 - 100 management and 25 nonmanagement employees
      1995 - 120 management and 150 nonmanagement employees

      For the first three months of 1996 and 1995, $8.3 million and $6.2 million, respectively ($5.4 million and $4.0 million, respectively, after-tax) were allocated to the Company from Telesector Resources for its pension enhancements and ($.4) million and $2.8 million, respectively (($.3) million and $1.9 million, respectively, after-tax) were allocated from Telesector Resources for its associated postretirement medical benefits.

Much of the cost of the enhancements is funded by NYNEX's pension plans.

Other income (expense) - net

Other income (expense) - net decreased $5.8 million from the same period last year. This decrease was principally due to the reclassification of capitalized interest to Interest expense associated with the discontinuance of regulatory accounting principles.

Interest expense

Interest expense decreased $13.8 million, or 16.4%, from the same period last year, due primarily to the aforementioned reclassification of capitalized interest from Other income (expense) - net and a decrease resulting from interest charges on the revenue set aside as ordered by the NYSPSC in 1995 (see Regulatory Environment-State).

Income taxes

Income taxes decreased $27.1 million, primarily due to a decrease in pretax income, partially offset by a decrease in the amortization of investment tax credits and the elimination of excess deferred tax reversals as a result of the discontinuance of regulatory accounting principles.

Cumulative effect of change in accounting principle

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to directory licensing agreement with Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first quarter of 1996 resulted in a $11.6 million decrease to net income.

Pro forma results, assuming the point of publication method had been applied during the first quarter of 1995, are as follows:

                                                   Three Months Ended
                                                      March 31, 1995
                                                      (In millions)
                                                Pro forma      As Reported
                                                ---------      -----------
Net Income                                       $143.9           $154.6

While the application of the point of publication method is not expected to have a material impact on total 1996 and pro forma 1995 results, the impact of the change is likely to materially effect the quarterly results due to the nature of the change.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Current Status of Business Restructuring

Reserve Utilization in 1996

The restructuring reserve balance at March 31, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $154 million. Summarized below are the components of $36 million of reserves utilized during the first quarter of 1996:

      Severance                                                     $ 11
      Process Re-engineering:
         Systems redesign:
         Customer contact                                $ 9
         Customer operations                               9
                                                          --
            Total systems redesign                            $ 18

         Work center consolidation                               1
         Branding                                                -
         Relocation                                              -
         Training                                                1
         Re-engineering implementation                           -
                                                               ---
            Subtotal                                            20

         Telesector Resources allocated reserves:
         Systems re-engineering                          $ 5
         Re-engineering implementation                     -
         Work center consolidation                         -
                                                         ---
            Total allocated                                      5
                                                               ---
         Total process re-engineering                                 25
                                                                     ---
      Total                                                         $ 36
                                                                    ====

The severance reduction amount is primarily severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued. $5 million was transferred from the Company to Telesector Resources associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 5,700 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $290 million. In

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

addition, the Company's share of the annualized average reduction in wages and benefits attributable to employees of Telesector Resources leaving under retirement incentives will be approximately $118 million. Partially offsetting these cost savings will be the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Financing

At March 31, 1996, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

On April 1, 1996, $55 million of the Company's 3.375%, Series I Refunding Mortgage Bonds matured. Proceeds necessary to repay these borrowings were raised through the issuance of commercial paper.

Regulatory Environment

State Regulatory
Incentive plan: The Plan approved by the NYSPSC in 1995 establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. Based on the service performance results through March 31, 1996, it is probable that the Company will be required to issue rebates to customers (see Other revenues). A reasonable estimate of the amount or range of any annual rebate cannot be made, pending NYSPSC action regarding the waiver of certain service results for the period in question and pending service performance results for the balance of Plan Year 1, which ends August 31, 1996.

Competition II Proceeding: In response to an NYSPSC request for comments, in April 1996, Sprint Corporation ("Sprint") filed comments objecting to the Company's implementation of ILP and seeking the imposition of sanctions or penalties on the Company. The Company has submitted a response opposing Sprint's contentions.

In December 1995, MCI Telecommunications Corporation ("MCI") commenced a proceeding in the New York Supreme Court challenging the NYSPSC reciprocal compensation scheme for interconnection between carriers. MCI, the NYSPSC and the Company have entered into a stipulation that removes the case from the court's active calendar. The NYSPSC has agreed to address the effect, if any, of the Telecommunications Act of 1996 upon the challenged rate structure.

In the NYSPSC's proceeding examining the terms and conditions for resale of Company services, to be effective in October 1996, the NYSPSC is also considering issues with respect to the unbundling of network elements, as prescribed by the Telecommunications Act of 1996 ("1996 Act").

The Company has filed with the NYSPSC a proposal to accelerate the implementation of ILP in analog central offices, for completion by October 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Federal Regulatory
Telecommunications Act of 1996: During 1996, the Federal Communications Commission ("FCC") will conduct a number of rulemaking proceedings in order to implement the 1996 Act. In March 1996, the FCC issued Notices of Proposed Rulemaking to implement the Universal Service provisions and the Open Video System provisions of the 1996 Act. In April 1996, the FCC issued a Notice of Proposed Rulemaking to implement the interconnection obligations imposed on Local Exchange Carriers ("LECs") by the 1996 Act.

Price Cap Plan: The FCC expects to issue an order in the latter part of 1996 in its Proposed Rulemaking regarding the productivity factor used by LECs in the FCC price cap formula. The Proposed Rulemaking will consider changes in the determination of the productivity factor, the recognition of exogenous costs, the extent of carrier sharing, and the formula for calculating the price cap index for certain services.

In March 1996, the U. S. Court of Appeals for the District of Columbia Circuit denied petitions filed by the Company and New England Telephone and Telegraph Company (collectively, the "Telephone Companies") and several other LECs for review of the FCC decision that had required each LEC to (a) "reinitialize" its price cap index to reflect a higher productivity factor, and (b) recalculate its price cap index on a prospective basis to exclude cost increases due to changes in the accounting treatment of other postemployment benefit expenses.

Other Federal Regulatory: In January 1996, the FCC issued a Notice of Proposed Rulemaking addressing the charges made for interconnection between LECs and wireless carriers. Currently, such charges are established by contracts under the jurisdiction of the state regulatory commissions, some of which are also reflected in state tariffs. The FCC requested comment on its tentative conclusion to require, pending the conclusion of its Proposed Rulemaking, reciprocal "bill-and-keep" compensation arrangements under which the originating carrier would no longer pay the terminating carrier for access. Adoption of the proposed procedure would have a negative effect on the revenues of the LECs, including the Telephone Companies. The Telephone Companies have filed comments opposing the imposition of "bill-and-keep" arrangements, but supporting reciprocal payments. Reciprocal payment arrangements have been in place in New York since September 1995.

                            PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number

         (12) Computation of Ratio of Earnings to Fixed Charges

         (18) Letter regarding Change in Accounting Principle

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



                                    New York Telephone Company


                                         /s/ Mel Meskin
                                    ------------------------------------
                                                   Mel Meskin
                                    Vice President - Finance and Treasurer
                                    (Principal Financial and Accounting
                                     Officer)















May 10, 1996