Form 10-Q
period 1996-06-30
NEW YORK TELEPHONE CO
filed 1996-08-07
CIK 71689

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                       -     -

Form 10-Q Part I                                     New York Telephone Company

                         PART I - FINANCIAL INFORMATION
  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                            (In Millions) (Unaudited)

                                                Three Months                 Six Months
For the Period Ended June 30,                1996          1995           1996       1995
- --------------------------------------------------------------------------------------------
OPERATING REVENUES
Local service                              $1,161.5      $ 1,203.5       $2,331.4  $ 2,395.6
Long distance                                  93.9           83.3          197.4      169.5
Network access                                575.4          584.0        1,102.2    1,151.6
Other                                         238.6          137.6          356.2      221.4
                                           --------       --------         ------   --------
     Total operating revenues               2,069.4        2,008.4        3,987.2    3,938.1
                                           --------      ---------       --------   --------

OPERATING EXPENSES
Maintenance and support                       646.3          605.2        1,270.5    1,204.8
Depreciation and amortization                 339.6          349.3          688.7      707.4
Marketing and customer services               269.6          258.7          543.3      490.0
Taxes other than income                       171.9          184.1          327.7      384.5
Provision for uncollectible revenues           23.5           33.3           50.4       55.1
Other                                         199.0          452.7          471.7      664.7
                                           --------       --------         ------   --------
     Total operating expenses               1,649.9        1,883.3        3,352.3    3,506.5
                                           --------      ---------       --------  ---------

Operating income                              419.5          125.1          634.9      431.6
Other income (expense) - net                    0.3            7.1           (1.3)      11.3
Interest expense                               72.2           84.0          142.3      167.9
                                           --------        -------         ------  ---------

Earnings before income taxes,
   extraordinary item and
   cumulative effect of change
   in accounting principle                    347.6           48.2          491.3      275.0

Income taxes                                  117.1           11.8          162.2       84.0
                                           --------      ---------       --------   --------

Earnings before extraordinary item
   and cumulative effect of change
   in accounting principle                    230.5           36.4          329.1      191.0

Extraordinary item for the
   discontinuance of regulatory
   accounting principles, net
   of taxes                                       -       (2,291.6)             -   (2,291.6)

Cumulative effect of change in
   accounting for directory publishing
   income, net of taxes (Note B)                  -              -           55.7          -
                                           --------      ---------       --------   --------

NET INCOME (LOSS)                          $  230.5      $(2,255.2)      $  384.8  $(2,100.6)
                                           ========      =========       ========  =========

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Beginning of period                       $(1,115.1)     $   676.3      $(1,269.4)   $ 702.2
   Net income                                 230.5       (2,255.2)         384.8   (2,100.6)
   Dividends declared (Note G)                    -              -              -     (180.5)
                                          ---------      ---------       --------    -------
End of period                              $ (884.6)     $(1,578.9)      $ (884.6) $(1,578.9)
                                           ========      =========       ========  =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                     New York Telephone Company

                           CONSOLIDATED BALANCE SHEETS
                            (In Millions) (Unaudited)

                                                                                    June 30,              December 31,
                                                                                      1996                    1995
                                                                                    --------              ------------

ASSETS
Current assets:
   Cash                                                                               $    24.5               $    39.9
   Receivables
     Trade and other (net of allowance of $163.6 and
      $154.7, respectively)                                                             1,563.9                 1,614.1
     Affiliates                                                                           135.6                    45.5
   Deferred charges                                                                        77.2                    52.5
   Deferred income taxes                                                                    0.8                    44.1
   Inventory                                                                               67.9                    62.8
   Prepaid expenses and other                                                             121.4                    82.4
                                                                                      ---------                 -------
       Total current assets                                                             1,991.3                 1,941.3
                                                                                      ---------               ---------

Telephone plant - at cost                                                              20,559.9                20,153.6
   Less:  accumulated depreciation                                                     11,438.6                10,847.8
                                                                                      ---------               ---------
                                                                                        9,121.3                 9,305.8
                                                                                      ---------               ---------

Deferred income taxes                                                                       6.8                     -
Deferred charges and other                                                                321.1                   321.8
                                                                                      ---------               ---------
     TOTAL ASSETS                                                                     $11,440.5               $11,568.9
                                                                                      =========               =========

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
   Accounts payable
     Affiliates                                                                       $   711.0               $   840.6
     Other                                                                              1,050.1                 1,263.4
   Short-term debt                                                                        643.1                   367.0
   Dividends payable                                                                      191.6                   180.5
   Taxes accrued                                                                           68.2                    29.8
   Deferred income taxes                                                                   16.5                     -
   Advance billing and customers' deposits                                                170.8                   173.8
   Interest accrued                                                                        65.2                    67.2
                                                                                      ---------               ---------
       Total current liabilities                                                        2,916.5                 2,922.3
                                                                                      ---------               ---------

Long-term debt                                                                          3,913.0                 3,913.3
Deferred income taxes                                                                      15.3                   102.1
Unamortized investment tax credits                                                        119.2                   130.9
Other long-term liabilities and deferred credits                                        2,002.1                 2,027.5
                                                                                      ---------               ---------
       Total liabilities                                                                8,966.1                 9,096.1
                                                                                      ---------               ---------

Commitments and contingencies (Notes C, D and E)

Share owner's equity:
   Common stock - one share, without par value (Note G)                                     1.0                     1.0
   Additional paid-in capital (Note G)                                                  3,358.0                 3,741.2
   Retained earnings/(Accumulated deficit)                                               (884.6)               (1,269.4)
                                                                                      ---------               ---------
       Total share owner's equity                                                       2,474.4                 2,472.8
                                                                                      ---------               ---------
     TOTAL LIABILITIES AND SHARE OWNER'S EQUITY                                       $11,440.5               $11,568.9
                                                                                      =========               =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                     New York Telephone Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Millions) (Unaudited)

                                                                           For The Six Months Ended
                                                                                   June 30,
                                                                               1996          1995
                                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $ 384.8       $(2,100.6)
                                                                           -------       ----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Extraordinary item - net of taxes                                           -           2,291.6
   Depreciation and amortization                                             688.7           707.4
   Deferred income taxes - net                                               (62.5)         (153.2)
   Deferred credits - net                                                    (11.7)          (13.5)
   Change in operating assets and liabilities:
     Receivables                                                             (39.9)          (83.8)
     Deferred charges                                                        (24.7)          (43.7)
     Deferred income taxes - current                                          43.3            53.1
     Inventory                                                                (5.1)          (14.3)
     Prepaid expenses and other                                              (39.0)          (29.3)
     Deferred income taxes - non-current                                      (6.8)            -
     Accounts payable                                                       (342.9)         (111.2)
     Taxes accrued                                                            38.4            (3.1)
     Deferred income tax liability                                            16.5             -
     Advance billing and customers' deposits                                  (3.0)            0.6
     Interest accrued                                                         (2.0)           (7.8)
   Other - net                                                               (63.4)          258.6
                                                                           -------       ---------
         Total adjustments                                                   185.9         2,851.4
                                                                           -------       ---------

Net cash provided by operating activities                                    570.7           750.8
                                                                           -------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (488.8)         (570.2)
                                                                           -------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX                                                       333.3           198.3
   Dividends paid to NYNEX                                                  (372.1)         (361.7)
   Repayment of long-term debt and capital leases                            (58.5)           (3.1)
                                                                            ------        --------

Net cash used in financing activities                                        (97.3)         (166.5)
                                                                           -------       ---------

   Net (decrease) increase in Cash                                           (15.4)           14.1
   Cash at beginning of period                                                39.9            23.1
                                                                             -----        --------
   Cash at end of period                                                    $ 24.5       $    37.2
                                                                            ======       =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                     New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A       Basis of Presentation

The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the consolidated financial statements for 1995 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q. In the second quarter of 1995, the Company discontinued using generally accepted accounting principles applicable to regulated entities as disclosed in the Company's 1995 Annual Report on Form 10-K. The discontinued application of regulatory accounting principles does not change the Company's accounting and reporting for regulatory purposes.

B        Change in Accounting Principle

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement with Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first six months of 1996 resulted in an $11.7 million increase to net income.

Form 10-Q Part I                                     New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Pro forma results, assuming the point of publication method had been applied during the first six months of 1995, are as follows:

                                           Six Months Ended
                                             June 30, 1995
                                             (In millions)
                                      Pro forma                As Reported
                                      ---------                -----------
Net Loss                              $(2,091.7)                $(2,100.6)


C        Financial Commitments

As of December 31, 1995, the Company had deferred $188 million of revenues ($161 million under a New York State Public Service Commission ("NYSPSC") approved regulatory plan associated with commitments for fair competition, universal service, service quality and infrastructure improvements, and $27 million for a service improvement plan obligation). These deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain of these commitments, the NYSPSC has the authority to require the Company to rebate these revenues to the customers. During the first six months of 1996, $20 million of the deferred revenues was recognized in connection with intraLATA presubscription ("ILP") commitments that were met in 1996 and $51 million of the deferred revenues was utilized primarily for rebates issued to customers for not meeting service commitments in prior periods. As of June 30, 1996, $117 million of revenues remained deferred.

D        Revenues Subject To Possible Refund

Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of June 30, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $307 million, plus related interest, of which approximately $261 million is attributable to affiliate transaction issues in the Company's 1990 intrastate rate case. In July of 1996, the Company filed with the NYSPSC a joint stipulation and settlement agreement on behalf of the Company, the NYSPSC staff, the New York State Consumer Protection Board and the New York State Department of Law. The agreement provides for a refund of $83 million by the Company, with no other revenues subject to refund, and resolves all pending issues, as well as certain portions of the proceeding instituted in 1992 to review the Company's Directory License Agreement with Information Resources. The agreement is subject to approval by the NYSPSC. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

F        Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                      For the
                                                 Six Months Ended
                                                      June 30,
                                                 1996        1995
                                                 ----------------
                                                   (In millions)

         Income tax payments                    $176.6       $141.8
         Interest payments                      $147.7       $148.6

G        Share Owner's Equity

Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common Stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional paid-in capital.
All subsequent dividends have been declared from Additional paid-in capital.

H        Subsequent Event

On July 2, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") executed an amendment to their definitive merger agreement, effecting a technical change in the transaction structure of the merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the merger under a 1913 District of Columbia "anti-merger" law. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic and receipt of opinions that the merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations

Net income for the six months ended June 30, 1996 was $384.8 million. Net loss for the same period of 1995 was $(2.1) billion.

Net income for the first six months of 1996 includes an after-tax gain of $55.7 million for the cumulative effect of a change in accounting for directory publishing income (see Note B). Net income for the first six months of 1996 also includes after-tax charges of $102.7 million for accruals related to various legal, regulatory and other obligations and contingencies, and self-insurance programs. In addition, there was an after-tax charge of $35.4 million for pension enhancements. Net income for the same period of 1995 included an extraordinary, after-tax, charge of $2.3 billion for the discontinuance of regulatory accounting principles, after-tax charges of $105.3 million for accruals related to various self-insurance programs, regulatory contingencies, revised benefit charges and operating tax provisions, and an after-tax charge of $96.9 million for pension enhancements.

Excluding the above items, net income for the first six months of 1996 would have been $467.2 million, an improvement of $74.0 million, or 18.8%, over adjusted net income for the same period of 1995.

Operating Revenues

Operating revenues for the six months ended June 30, 1996 were $4.0 billion, an improvement of $49.1 million, or 1.2%, over the same period of 1995.

Included in the operating revenues for the first six months of 1996 was a special charge of $55.0 million related to customer claims and a $14.0 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by the Company on behalf of interexchange carriers. Included in the operating revenues for the same period of 1995 were $34.2 million ($7.0 million intrastate and $27.2 million interstate) of revenues from interexchange carriers associated with gross receipts tax collected on behalf of the taxing authority. (The Company is no longer required to collect gross receipts tax from interexchange carriers and to remit to the taxing authority.)

Excluding the items discussed above, operating revenues would have improved $152.3 million, or 3.9%, over adjusted operating revenues for the first six months of 1995.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The $152.3 million improvement in adjusted operating revenues includes the following categories:

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $43.2 million, or 1.8%, decrease from the first six months of 1995 results from the net of (i) an increase of $49 million primarily attributable to increased demand, driven by growth in access lines and sales of calling features, and (ii) decreases of $50 million resulting from the reclassification of the reduction of revenues, due to obligations pursuant to a service improvement plan implemented in 1994, from Other revenues to Local service revenues (see Other revenues), and $42 million in rates attributable to an order by the NYSPSC approving a performance-based regulatory plan (the "Plan") (see Regulatory Environment-State). Certain decreases in local service revenues, resulting from competition, are being partially offset by increases in network access revenues.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area, and include public and private network switching. The $27.9 million, or 16.5%, improvement over the first six months of 1995 results primarily from the net of (i) a $43 million increase in message toll service usage, and (ii) decreases of $7 million in message toll service rates and $4 million in toll private line usage.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. The $32.8 million, or 2.9%, improvement over the first six months of 1995 results from the net of (i) a $60 million improvement in switched access revenues and an $11 million improvement in special access revenue both primarily attributable to demand, including the previously mentioned shift from local service revenues and (ii) a $27 million reduction in interstate rates and an $11 million reduction in intrastate rates attributable to an NYSPSC order (see Regulatory Environment-State).

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $134.8 million, or 60.9%, improvement over the first six months of 1995 results from the net of (i) a $50 million increase resulting from the reclassification of the reduction of revenues from Other revenues to Local service revenues (see Local service revenues), (ii) a net $44 million increase due to the cessation of "setting aside" revenues in the second quarter of 1995 and the 1995 recognition of previously "set aside" revenues as a result of an NYSPSC order approving the Plan effective the second quarter of 1995, (iii) increases of $35 million in directory revenues from the directory licensing agreement with Information Resources primarily attributable to a change in accounting principle (see Cumulative Effect of Change in Accounting Principle), $20 million recognized in connection with ILP commitments that were met in 1996, $9 million due to the elimination of the deferral of intrastate revenues

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

as a result of the discontinuance of regulatory accounting principles, and $4 million in voice messaging services revenue, and (iv) a $26 million decrease due to an accrual for anticipated service obligations under a service improvement plan implemented in 1995 (see Regulatory Environment-State).

Operating Expenses

Operating expenses for the six months ended June 30, 1996 were $3.4 billion, a decrease of $154.2 million, or 4.4%, from the same period of 1995.

Included in the first six months of 1996 were pension enhancements of $54.5 million (see components below), a $14.0 million intrastate gross receipts tax refund (see Operating Revenues) and special charges of $103.0 million for accruals related to various legal and regulatory contingencies and self-insurance programs. Included in the operating expenses for the same period of 1995 were pension enhancements of $149.1 million, $34.2 million of gross receipts tax collected and remitted to the taxing authority (see Operating Revenues), and charges of $162.0 million for accruals related to various self-insurance programs, regulatory contingencies, revised benefit charges and operating tax provisions.

Excluding the items discussed above, operating expenses would have increased $47.6 million, or 1.5%, over adjusted operating expenses for the first six months of 1995.

The $47.6 million increase in adjusted operating expenses includes the following categories:

Depreciation and amortization decreased $18.7 million, or 2.6%, from the first six months of 1995 resulting from the net of (i) an $18 million increase due to growth in depreciable plant investment, and (ii) decreases of $28 million attributable to the discontinuance of regulatory accounting principles in 1995 and $12 million attributable to revised estimates of net salvage value.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $8.6 million, or 2.5%, from the first six months of 1995 primarily due to a $4 million decrease in gross receipts taxes attributable to a change in New York State legislation, a $3 million decrease attributable to lower dividends in 1995, and a $2 million decrease attributable to lower assessments of property values.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, increased $37.0 million over the first six months of 1995 resulting from the net of (i) a $44 million increase in wages primarily due to additional labor costs attributable to initiatives to improve service quality, and wage rate increases partially offset by reductions in the Company's work force attributable to the Company's force reduction program and the transfers of employees to Telesector Resources associated with re-engineering service delivery to customers (see Other operating expenses), and (ii) a $7 million

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

decrease in benefit expenses primarily due to the amortization of deferred pension costs pursuant to an NYSPSC approved plan in 1995.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs increased $35.9 million over the first six months of 1995 resulting from the net of (i) a $55 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services due to process re-engineering costs not accrued for in 1993 business restructuring reserves and to implement the competitive checklist provisions of the Telecommunications Act of 1996 (see Regulatory Environment - Federal), the transfer of employees from the Company to Telesector Resources, partially offset by decreases due to Telesector Resources' force reduction program, and an $11 million increase in plant and overhead loadings primarily due to lower capitalization of network support charges resulting from decreased Bell Communications Research, Inc. charges and the discontinuance of non-productive work time capitalization related to the discontinuance of regulatory accounting principles, and (ii) a $10 million decrease in right to use fees resulting from decreased software deployment, an $8 million decrease in billing and collection revenues pursuant to the contract with AT&T Corporation, a $5 million decrease in the provision for uncollectible revenue, and a $4 million decrease in rent expense primarily attributable to work center consolidations and lease terminations associated with the Company's re-engineering program.

The components of the pension enhancement charges for the first six months of 1996 and 1995 are as follows:

                                                 For the Six Months Ended
                                                          June 30,
(In millions)                               1996*                            1995*
                                            ----                             ----
                                    Pretax         After-Tax           Pretax        After-Tax
                                    ------         ---------           ------        ---------
Pension enhancement charges         $56.0            $36.4             $107.2          $69.7
Postretirement medical costs         (1.5)            (1.0)              41.9           27.2
                                    -----            -----             ------          -----
                                    $54.5            $35.4             $149.1          $96.9
                                    =====            =====             ======          =====

*        1996 - 300 management and 175 nonmanagement employees
         1995 - 310 management and 350 nonmanagement employees

          For the first six months of 1996 and 1995, $17.4 million and $33.9 million, respectively ($11.3 million and $22.1 million, respectively, after-tax) were allocated to the Company from Telesector Resources for its pension enhancements and ($1.9) million and $16.2 million, respectively (($1.2) million and $10.5 million, respectively, after-tax) were allocated from Telesector Resources for its associated postretirement medical benefits.

Much of the cost of the enhancements is funded by NYNEX's pension plans.

Other income (expense) - net

Other income (expense) - net decreased $12.6 million from the first six months of 1995 primarily due to a change in the recording of capitalized interest expense associated with the discontinuance of regulatory accounting principles

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

(in 1996, capitalized interest expense is recorded as a reduction to Interest expense).

Interest expense

Interest expense decreased $25.6 million, or 15.2%, from the first six months of 1995 primarily due to a change in the recording of capitalized interest expense associated with the discontinuance of regulatory accounting principles (see Other income (expense) - net), and a decrease resulting from the reversal of interest charges on the revenue set aside as required by the NYSPSC in 1995 (see Regulatory Environment-State).

Income taxes

Income taxes increased $78.2 million, primarily due to an increase in pretax income and the elimination of excess deferred tax reversals as a result of the discontinuance of regulatory accounting principles.

Cumulative effect of change in accounting principle

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement with Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first six months of 1996 resulted in an $11.7 million increase to net income.

Pro forma results, assuming the point of publication method had been applied during the first six months of 1995, are as follows:

                                                 Six Months Ended
                                                  June 30, 1995
                                                  (In millions)
                                           Pro forma                As Reported
                                           ---------                -----------
Net Loss                                   $(2,091.7)                $(2,100.6)

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

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Current Status of Retirement Incentives

In July 1996, the Company extended the period for offering retirement incentives to management employees to mid-1997 to better coordinate force sizing with process re-engineering implementation and service improvement initiatives. It was determined in 1995 that, due to volume of business growth, the expected reduction in the number of nonmanagement employees would not be fully realized until 1998. At the present time, the Company expects the total number of employees who will elect to take the retirement incentives to be in the range of 9,800 to 10,400 consisting of approximately 3,500 management and 6,300 to 6,900 nonmanagement employees depending on work volumes, needs of the business and timing of the incentive offers. The increase of an estimated 800 additional management employees expected to leave the Company under the retirement incentives results from higher than anticipated acceptances of the retirement incentives.

Current Status of Business Restructuring

As a result of the Company's most recent experience and projections of the remaining costs and work effort involved in process re-engineering initiatives, systems development costs are expected to exceed original projections by $18 million for the remainder of 1996, while work center consolidation and training costs are expected to be lower than originally projected by $14 million and $4 million, respectively.

Reserve Utilization in 1996

The restructuring reserve balance at June 30, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $107 million. Summarized below are the components of $83 million of reserves utilized during the first six months of 1996:

       Severance                                                            $ 32
       Process Re-engineering:
            Systems redesign:
            Customer contact                               $26
            Customer operations                             17
                Total systems redesign                             $ 43

            Work center consolidation                                 1
            Branding                                                  -
            Relocation                                                -
            Training                                                  2
            Re-engineering implementation                             -
                                                                    ---
                Subtotal                                             46

            Telesector Resources allocated reserves:
            Systems re-engineering                           5
            Re-engineering implementation                    -
            Work center consolidation                        -
                                                           ---
                Total allocated                                       5
                                                                    ---

            Total process re-engineering                                      51
                                                                            ----
       Total                                                                $ 83
                                                                            ====

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The severance reduction amount is primarily severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued. $6 million was transferred from the Company to Telesector Resources associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 6,100 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $307 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to employees of Telesector Resources leaving under retirement incentives will be approximately $127 million. A portion of these cost savings will be offset by the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Financing

At June 30, 1996, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

On April 1, 1996, $55 million of the Company's 3.375%, Series I Refunding Mortgage Bonds matured. The Company repaid this debt with short term borrowings from NYNEX.

Regulatory Environment

State
On July 3, 1996, NYNEX and Bell Atlantic filed information on their proposed merger with regulators in the District of Columbia and the thirteen states in which their respective local telephone companies provide service. The filings seek the level of review mandated by the applicable provisions of the states' public service laws and seek formal regulatory approval where required. In addition, a joint filing was made with the Federal Communications Commission ("FCC") on the same date.

Competition II Proceeding: In May the New York State Public Service Commission issued an Order addressing four major areas that the NYSPSC views as necessary to establish a fair and open competitive market:

1. Universal Service: The NYSPSC defined the services considered essential for access to and use of the public network and stated that any carrier wishing to withdraw basic service offerings will be subject to exit requirements that will be formalized in the next phase of the proceeding. A further collaborative phase will be established to develop and recommend

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

mechanics for funding programs such as lifeline, emergency services, and telecommunications relay service. The merits of further access charge reductions will also be considered in the next phase.

2. Level Playing Field: By November all local exchange carriers must file reports describing the steps they have taken to support mutual billing, billing date exchange and other areas of joint cooperation. The NYSPSC stated that it expects that telephone companies will re-engineer their processes for provisioning, preparing and maintaining collocation space to assure that the terms are reasonable and costs are as low as possible. All local exchange carriers have been directed to charge prices for intraLATA usage which meet appropriate imputation standards. In a further phase of the proceeding the NYSPSC will consider the benefits and potential terms, condition, and pricing of providing directory information to third parties.

3. Transition Regulation: In general, non-dominant carriers will only be required to file financial data based on Generally Accepted Accounting Principles. Dominant carriers will continue to be subject to existing pricing rules. All local exchange carriers, including new entrants, must meet the NYSPSC's requirements with respect to lifeline, customer fair practices, open network architecture and non-discrimination.

4. Service Quality and Monitoring: The NYSPSC determined that service quality reporting should vary by company size, and performance history, but that all companies will be expected to provide service consistent with performance standards. The NYSPSC intends to initiate a review of all of its service quality standards. The NYSPSC will also institute a formal rulemaking to monitor competition.

In July the Company filed its proposed resale tariff setting forth the terms and conditions on which it proposes to offer services to resellers. Other parties are expected to file detailed comments on this tariff, and the NYSPSC is expected to rule on any disputed tariff issues prior to the October 1st effective date of the tariff.

In July the NYSPSC issued a ruling on the interim rates the Company must offer for links (the network plant connecting the customer to the central office), ports (the connection in the central office) and services offered for resale. The NYSPSC established temporary discounts of 11% from the Company's retail rates for business services offered for resale and discounts of 17% from the Company's retail rates for residence services offered for resale. Certain services are excluded from the interim discounts. The Company's current link rate was reduced and the lower rate was made temporary, subject to "true-up" once a permanent rate is set. Hearings on permanent rates began in July, and an NYSPSC decision is expected before the Company's resale tariffs take effect in October 1996.

Other: In 1991, the NYSPSC authorized a $250 million increase in the Company's rates, of which $47.5 million annually remains subject to refund pending resolution of certain issues related to the Company's transactions with other

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

NYNEX affiliates in 1984-1990. In July, the Company filed with the NYSPSC a joint stipulation and settlement agreement on behalf of the Company, the NYSPSC staff, the New York State Consumer Protection Board and the New York State Department of Law. The agreement provides for a refund of $83 million by the Company, with no other revenues subject to refund, as well as certain portions of the proceeding instituted in 1992 to review the Company's Directory License Agreement with Information Resources. The agreement is subject to approval by the NYSPSC.

Federal
Telecommunications Act of 1996: On August 1, 1996, the FCC announced that it had adopted rules to begin implementing the local competition provisions of the Telecommunications Act of 1996 (the "1996 Act"). The rules address, among other matters, local exchange carrier interconnection, unbundling of network elements and provision of local exchange services for resale. Theses rules may impact the competitive checklist requirements for NYNEX's entry into the in-region long distance business. The effect of the rules on NYNEX's business plans cannot be assessed until the text of the rules is released by the FCC.

In July, the FCC issued interim rules that grant "nondominant carrier" status for a Regional Holding Company's ("RHC") affiliate when it offers long distance services outside of its home region. The rules impose certain minimum safeguards: the affiliate may not own network facilities jointly with the parent, must maintain separate books, and must pay tariffed rates for services from the parent. The FCC rejected the proposals of long distance competitors that sought to bar the RHCs and their affiliates from certain operating efficiencies, such as the common use of employees and premises, and that sought to impose regulatory accounting requirements on the affiliate. In view of the proposed mergers between NYNEX and Bell Atlantic and between SBC Communications and Pacific Telesis Group, the FCC decided that nondominant status will not automatically apply to an RHC affiliate providing long distance service in a state where the RHC's prospective merger partner provides local exchange service. The RHC may seek such status by a waiver request. The FCC has commenced a separate rulemaking proceeding to determine whether the minimum safeguards imposed on nondominant carriers should be continued or may be eliminated.

In July the FCC granted NYNEX authority to provide international long distance service outside of its home region. NYNEX was afforded nondominant carrier status, subject to the FCC's interim rules.

Nondominant carriers enjoy substantial regulatory freedom, including freedom from detailed price cap regulation and flexibility to make tariff changes on one day's notice (compared with two weeks for dominant carriers) without cost support and with a presumption of lawfulness. The FCC's Order will greatly facilitate NYNEX's timely provision of out-of-region interstate and international long distance services.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

In July the FCC also commenced separate rulemaking proceedings to determine the safeguards to be applied to the affiliate of an RHC or other local exchange carrier when it offers certain services, including long distance services within its home region, manufacturing and information services, electronic publishing, alarm monitoring and telemessaging services.


In June, the FCC issued an Order adopting regulations to implement the open video systems ("OVS") provisions of the 1996 Act to provide opportunities for the distribution of video programming other than through cable systems. In its Order, the FCC adopted a streamlined process for entry, including reasonable presumptions for determining whether rates are just and reasonable. In addition, the FCC adopted capacity allocation rules that provide flexibility for OVS operators, such as NYNEX, while guaranteeing unrelated programmers access to customers. The FCC also adopted rules implementing Congressional intent to limit the role of local franchise authorities in the oversight of OVS. Many parties, including NYNEX, have sought reconsideration of aspects of the Order. Reconsideration petitions must be decided and final rules put in place by early August.


In June the FCC adopted rules that will contribute towards the development of competition in the local exchange market by allowing customers to retain their telephone numbers when switching local service providers. The FCC's rules implement the number portability obligations imposed on local exchange carriers by the Telecommunications Act of 1996. Local exchange carriers are to begin implementing number portability in the 100 largest metropolitan areas by October 1997, with completion by the end of 1998. Number portability outside of those areas must be provided within six months after receiving a specific request from a telecommunications carrier. The FCC has proposed a further inquiry into cost recovery for meeting these requirements.


Price Caps: In June, the FCC approved the Telephone Subsidiaries Annual Access Tariff Filing for the tariff period July 1996 to June 1997. In that filing the NYNEX telephone companies elected to use the highest productivity factor in their price cap formula, allowing them to retain all interstate earnings without sharing. (The price cap formula adjusts the limits on access price levels upward for inflation, downward for productivity, and up or down for certain "exogenous" costs beyond the carrier's control.) The FCC also approved the NYNEX telephone companies' petition to elect the same "no-sharing" productivity factor retroactively to January 1, 1996, which will require them to make an additional $20 million permanent reduction in access price levels.


Other Federal Regulatory Matters: In July the U.S. Court of Appeals for the District of Columbia Circuit granted petitions for review of the 1992-94 FCC orders that changed the rate structure for interstate Local Transport access services (transport between local telephone company central offices and interexchange carrier premises). The FCC orders established a mix of flat monthly rates and per-minute rates for Local Transport services and, to ease the impact of this restructure on small interexchange carriers, placed some of the costs for per-minute transport in a "residual interconnection charge",

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

("RIC") imposed on all interexchange carriers. The FCC described this as an interim rate structure to allow a transition to cost-based rates. However, the Court found that the FCC had made no apparent progress since 1992 in developing cost-based rates. While the Court did not reverse the FCC orders, it remanded the case with the instruction that the FCC must implement cost-based rates for transport services and a cost-based alternative to the RIC, or give a reasoned explanation why a departure from cost-based pricing is necessary. The FCC may deal with this case as part of the access reform proceeding that it intends to initiate in the near future. The RIC accounts for approximately $600 million of NYNEX's annual revenues.

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





                                                      New York Telephone Company





                                                   J. W. Diercksen
                                    -------------------------------------------
                                                   J. W. Diercksen
                                    Acting Vice President-Finance and Treasurer
                                    (Principal Financial and Accounting Officer)


















August 7, 1996