Form 10-Q
period 1996-09-30
NEW YORK TELEPHONE CO
filed 1996-11-08
CIK 71689

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

---
 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

                                       OR

---             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
---                 For the transition period from ___ to ___


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                                       ---

Form 10-Q Part I                                      New York Telephone Company

                         PART I - FINANCIAL INFORMATION
  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                            (In Millions) (Unaudited)

                                                                    Three Months                     Nine Months
For the Period Ended September 30,                               1996          1995            1996             1995
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
Local service                                                  $1,175.0      $ 1,205.2       $3,506.4         $ 3,600.8
Long distance                                                     102.6           85.5          300.0             255.0
Network access                                                    588.4          542.0        1,690.6           1,693.6
Other                                                             146.9          146.0          503.1             367.4
                                                               --------       --------       --------          --------
     Total operating revenues                                   2,012.9        1,978.7        6,000.1           5,916.8
                                                               --------      ---------       --------         ---------

OPERATING EXPENSES
Maintenance and support                                           666.3          615.6        1,936.8           1,820.4
Depreciation and amortization                                     324.7          341.3        1,013.4           1,048.7
Marketing and customer services                                   276.2          270.5          819.5             760.5
Taxes other than income                                           175.0          155.3          502.7             539.8
Provision for uncollectible revenues                               26.5           25.3           76.9              80.4
Other                                                             155.8          266.3          627.5             931.0
                                                               --------       --------       --------          --------
     Total operating expenses                                   1,624.5        1,674.3        4,976.8           5,180.8
                                                               --------      ---------       --------         ---------

Operating income                                                  388.4          304.4        1,023.3             736.0
Other income (expense) - net                                       (5.0)          13.0           (6.3)             24.3
Interest expense                                                   72.8           78.1          215.1             246.0
                                                               --------        -------        -------         ---------

Earnings before income taxes,
   extraordinary item and
   cumulative effect of change
   in accounting principle                                        310.6          239.3          801.9             514.3

Income taxes                                                      105.2           76.1          267.4             160.1
                                                               --------        -------       --------         ---------

Earnings before extraordinary item
   and cumulative effect of change
   in accounting principle                                        205.4          163.2          534.5             354.2

Extraordinary item for the
   discontinuance of regulatory
   accounting principles, net
   of taxes                                                           -              -              -          (2,291.6)

Cumulative effect of change in
   accounting for directory publishing
   income, net of taxes (Note B)                                      -              -           55.7                 -
                                                               --------      ---------       --------           -------

NET INCOME (LOSS)                                              $  205.4        $ 163.2       $  590.2         $(1,937.4)
                                                               ========        =======       ========         =========

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Beginning of period                                            $ (884.6)     $(1,578.9)     $(1,269.4)          $ 702.2
   Net income (loss)                                              205.4          163.2          590.2          (1,937.4)
   Dividends declared (Note G)                                        -              -              -            (180.5)
                                                               --------      ---------      ---------           -------
End of period                                                  $ (679.2)     $(1,415.7)     $  (679.2)        $(1,415.7)
                                                               ========      =========      =========         =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                      New York Telephone Company

                           CONSOLIDATED BALANCE SHEETS
                            (In Millions) (Unaudited)

                                                                                  September 30,           December 31,
                                                                                      1996                    1995
ASSETS
Current assets:
   Cash                                                                               $    31.4               $    39.9
   Receivables
     Trade and other (net of allowance of $165.9 and
      $154.7, respectively)                                                             1,559.4                 1,614.1
     Affiliates                                                                           108.9                    45.5
   Deferred charges                                                                        63.3                    52.5
   Deferred income taxes                                                                    0.8                    44.1
   Inventory                                                                               86.7                    62.8
   Prepaid expenses and other                                                             130.2                    82.4
                                                                                      ---------                 -------
       Total current assets                                                             1,980.7                 1,941.3
                                                                                      ---------               ---------

Telephone plant - at cost                                                              20,733.9                20,153.6
   Less:  accumulated depreciation                                                     11,575.8                10,847.8
                                                                                      ---------               ---------
                                                                                        9,158.1                 9,305.8
                                                                                      ---------               ---------

Long-term investment, deferred charges and other                                          316.2                   321.8
                                                                                      ---------               ---------
     TOTAL ASSETS                                                                     $11,455.0               $11,568.9
                                                                                      =========               =========

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
   Accounts payable
     Affiliates                                                                       $   666.5               $   840.6
     Other                                                                                945.8                 1,263.4
   Short-term debt                                                                        796.6                   367.0
   Dividends payable                                                                        -                     180.5
   Taxes accrued                                                                           72.4                    29.8
   Deferred income taxes                                                                   42.1                     -
   Advance billing and customers' deposits                                                171.0                   173.8
   Interest accrued                                                                        64.9                    67.2
                                                                                      ---------               ---------
       Total current liabilities                                                        2,759.3                 2,922.3
                                                                                      ---------               ---------

Long-term debt                                                                          3,912.8                 3,913.3
Deferred income taxes                                                                       2.7                   102.1
Unamortized investment tax credits                                                        113.3                   130.9
Other long-term liabilities and deferred credits                                        1,987.1                 2,027.5
                                                                                      ---------               ---------
       Total liabilities                                                                8,775.2                 9,096.1
                                                                                      ---------               ---------

Commitments and contingencies (Notes C, D and E)

Share owner's equity:
   Common stock - one share, without par value (Note G)                                     1.0                     1.0
   Additional paid-in capital (Note G)                                                  3,358.0                 3,741.2
   Retained earnings/(Accumulated deficit)                                               (679.2)               (1,269.4)
                                                                                      ---------               ---------
       Total share owner's equity                                                       2,679.8                 2,472.8
                                                                                      ---------               ---------
     TOTAL LIABILITIES AND SHARE OWNER'S EQUITY                                       $11,455.0               $11,568.9
                                                                                      =========               =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                     New York Telephone Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Millions) (Unaudited)

                                                                               For The Nine Months Ended
                                                                                      September 30,
                                                                                  1996               1995
                                                                                -------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                            $ 590.2            $(1,937.4)
                                                                                -------            ----------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
   Extraordinary item - net of taxes                                                  -              2,291.6
   Depreciation and amortization                                                1,013.4              1,048.7
   Deferred income taxes - net                                                    (42.9)              (164.6)
   Deferred credits - net                                                         (17.6)               (21.7)
   Change in operating assets and liabilities:
     Receivables                                                                   (8.7)               (79.6)
     Deferred charges                                                             (10.8)               (24.8)
     Deferred income tax asset                                                     43.3                 59.4
     Inventory                                                                    (23.9)                 1.5
     Prepaid expenses and other                                                   (47.8)               (60.6)
     Accounts payable                                                            (491.7)                99.8
     Taxes accrued                                                                 42.6                (38.1)
     Deferred income tax liability                                                 42.1                    -
     Advance billing and customers' deposits                                       (2.8)                (2.2)
     Interest accrued                                                              (2.3)                (9.8)
   Other - net                                                                   (127.0)               235.3
                                                                                -------            ---------
         Total adjustments                                                        365.9              3,334.9
                                                                                 ------            ---------

Net cash provided by operating activities                                         956.1              1,397.5
                                                                                -------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (828.6)              (888.0)
                                                                                -------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX                                                            488.0                 42.2
   Dividends paid to NYNEX                                                       (563.7)              (542.2)
   Repayment of long-term debt and capital leases                                 (60.3)                (4.8)
                                                                                 ------             --------

Net cash used in financing activities                                            (136.0)              (504.8)
                                                                                -------            ---------

   Net (decrease) increase in Cash                                                 (8.5)                 4.7
   Cash at beginning of period                                                     39.9                 23.1
                                                                                  -----             --------
   Cash at end of period                                                         $ 31.4            $    27.8
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

B        Change in Accounting Principle

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first nine months of 1996 resulted in a $6.9 million increase to net income.

Form 10-Q Part I                                     New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Pro forma results, assuming the point of publication method had been applied during the first nine months of 1995, are as follows:

                                                   Nine Months Ended
                                                  September 30, 1995
                                                     (In millions)
                                            Pro forma              As Reported
Net Loss                                    $(1,934.1)              $(1,937.4)

C        Financial Commitments

As of December 31, 1995, the Company had deferred $188 million of revenues ($161 million under a New York State Public Service Commission ("NYSPSC") approved regulatory plan associated with commitments for fair competition, universal service, service quality and infrastructure improvements, and $27 million for a service improvement plan obligation). These deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain of these commitments, the NYSPSC has the authority to require the Company to rebate these revenues to customers. During the first nine months of 1996, $43 million of the deferred revenues were recognized in connection with intraLATA presubscription ("ILP") and other commitments that were met in 1996 and $50 million of the deferred revenues were utilized for rebates issued to customers for not meeting service commitments in prior periods. As of September 30, 1996, $95 million of revenues remained deferred.

The Incentive Plan approved by the NYSPSC in 1995 (as disclosed in NYNEX's 1995 Annual Report) establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. In November, the NYSPSC announced its decision that, based on service performance results for Plan Year 1, which ended August 31, 1996, the Company will be required to issue rebates to customers in the aggregate amount of at least $62 million, approximately $14 million of which has been already issued and $32 million of which has already been accrued. The NYSPSC staff is reviewing the Company's claims of miscalculation of certain service performance data related to approximately $10 million in additional rebates.

D        Revenues Subject To Possible Refund

Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of September 30, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $319 million, plus related interest, of which approximately $273 million is attributable to affiliate transaction issues in the Company's 1990 intrastate rate case. In July of 1996, the Company filed with the NYSPSC a joint stipulation and settlement agreement on behalf of the Company, the NYSPSC staff, the New York State Consumer Protection Board and the New York State Department of Law. The agreement provides for a refund of $83 million by the Company, with no other

Form 10-Q Part I                                     New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

revenues subject to refund, and resolves all pending issues, as well as certain portions of the proceeding instituted in 1992 to review the Company's Directory License Agreement with Information Resources. The agreement is subject to approval by the NYSPSC. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

F        Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                                For the
                                                           Nine Months Ended
                                                              September 30,
                                                            1996      1995
                                                             (In millions)

         Income tax payments                                $262.8    $378.2
         Interest payments                                  $233.4    $230.9

G        Share Owner's Equity

Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common Stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional paid-in capital.
All subsequent dividends have been declared from Additional paid-in capital.

H        NYNEX and Bell Atlantic Corporation Merger

On July 2, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") executed an amendment to their definitive merger (the "Merger") agreement, effecting a technical change in the transaction structure of the Merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in

Form 10-Q Part I                                     New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

exchange for one share of NYNEX common stock. The purpose of the amendment to the merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. The Merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic and receipt of opinions that the merger will be tax free, except in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997. A Special Meeting of Share Owners of NYNEX was held on November 6, 1996. At the meeting NYNEX announced preliminary voting results, indicating that proxies representing approximately 76 percent of the outstanding shares had been returned, of which 96.4 percent voted to approve the Merger.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations

Net income for the nine months ended September 30, 1996 was $590.2 million. Net loss for the same period of 1995 was $(1.9) billion.

Net income for the first nine months of 1996 includes an after-tax gain of $55.7 million for the cumulative effect of a change in accounting for directory publishing income (see Note B). Net income for the first nine months of 1996 also includes after-tax charges of $93.6 million for accruals related to various legal, regulatory and other obligations and contingencies, and self-insurance programs. In addition, there was an after-tax charge of $42.8 million for pension enhancements. Net income for the same period of 1995 included an extraordinary, after-tax charge of $2.3 billion for the discontinuance of regulatory accounting principles, after-tax charges of $160.6 million for accruals related to various self-insurance programs, regulatory obligations and contingencies, revised benefit charges and operating tax provisions, and an after-tax charge of $106.5 million for pension enhancements.

Excluding the above items, net income for the first nine months of 1996 would have been $670.9 million, an improvement of $49.7 million, or 8.0%, over adjusted net income for the same period of 1995.

Form 10-Q Part I                                     New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Operating Revenues

Operating revenues for the nine months ended September 30, 1996 were $6.0 billion, an improvement of $83.3 million, or 1.4%, over the same period of 1995.

Included in the operating revenues for the first nine months of 1996 were charges of $55.0 million related to customer claims, which was subsequently revised to $41.0 million as a result of favorable negotiations with interexchange carriers, and a $14.0 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by the Company on behalf of interexchange carriers. Included in operating revenues for the same period of 1995 was $10.5 million of intrastate revenues collected on behalf of the taxing authority from interexchange carriers associated with the state gross receipts tax. (The Company is no longer required to collect gross receipts tax from interexchange carriers and to remit to the taxing authority.)

Excluding the items discussed above, operating revenues would have improved $148.8 million, or 2.5%, over adjusted operating revenues for the first nine months of 1995.

The $148.8 million improvement in adjusted operating revenues includes the following categories:

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $69.9 million, or 1.9%, decrease from the first nine months of 1995 results from the net of (i) a $56 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features, and (ii) a $62 million decrease in rates attributable to an order by the NYSPSC approving a performance-based regulatory plan (the "Plan") (see Regulatory Environment-State), a decrease of $50 million resulting from the reclassification of the reduction of revenues, due to obligations pursuant to a service improvement plan implemented in 1994, from Other revenues to Local service revenues (see Other revenues), and a $14 million decrease due to service rebates to customers in 1996 pursuant to the Plan. Certain decreases, primarily due to customer selection of competing carriers as a result of ILP, are being partially offset by increases in Network access revenues, the effects of which are expected to continue. Certain substantial increases due to marketing-based competitive responses, primarily Optional Calling Plans ("OCPs"), are included in long distance revenues.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area, and include public and private network switching. The $45.0 million, or 17.6%, improvement results primarily from the net of (i) a $54 million increase primarily due to increased demand for in message toll service, resulting from the previously mentioned OCPs, and (ii) a $9 million decrease in message toll service rates.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. The $38.0 million, or 2.2%, improvement results primarily from the net of (i) an $80 million improvement in switched access revenues and a $21 million improvement in special access revenue, both primarily due to increased demand, including the previously mentioned shift from Local and Long distance revenues, and (ii) a $48 million reduction in interstate rates and a $15 million reduction in intrastate rates attributable to an NYSPSC order (see Regulatory Environment-State).

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $135.7 million, or 36.9%, improvement results primarily from the net of (i) a $50 million increase resulting from the reclassification of the reduction of revenues from Other revenues to Local service revenues (see Local service revenues), a net $44 million increase due to the 1995 cessation of "setting aside" revenues and the recognition of previously "set aside" revenues as a result of an NYSPSC order approving the Plan effective the second quarter of 1995, the recognition of $43 million previously deferred revenues in connection with ILP and other Plan commitments that were met in 1996, a $17 million increase in directory revenues from the directory licensing agreement with Information Resources primarily attributable to a change in accounting principle (see Cumulative Effect of Change in Accounting Principle), and a $9 million increase due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles, and (ii) a $30 million decrease due to the reduction of revenues for anticipated service rebate obligations under the Plan (see Regulatory Environment-State).

Operating Expenses

Operating expenses for the nine months ended September 30, 1996 were $5.0 billion, a decrease of $204.0 million, or 3.9%, from the same period of 1995.

Included in the first nine months of 1996 were pension enhancements of $65.9 million (see components below), charges of $103.0 million related to various legal and regulatory contingencies and self-insurance programs, and a $14.0 million intrastate gross receipts tax refund (see Operating Revenues). Included in the operating expenses for the same period of 1995 were pension enhancements of $163.8 million, charges of $232.0 million related to various self-insurance programs, regulatory contingencies, revised benefit charges and operating tax provisions, $15.1 million resulting from a court decision on overearnings complaints, and $10.5 million of gross receipts tax collected and remitted to the taxing authority (see Operating Revenues).

Excluding the items discussed above, operating expenses would have increased $62.5 million, or 1.3%, over adjusted operating expenses for the first nine months of 1995.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The $62.5 million increase in adjusted operating expenses includes the following categories:

Depreciation and amortization decreased $35.3 million, or 3.4%, from the first nine months of 1995 resulting from the net of (i) a $26 million increase due to growth in depreciable plant investment, and (ii) decreases of $40 million attributable to revised estimates of future net salvage value and remaining useful lives, and $22 million attributable to the discontinuance of regulatory accounting principles in 1995.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $12.6 million, or 2.4%, from the first nine months of 1995 primarily due to a $6 million decrease in gross receipts taxes attributable to a change in New York State legislation, and a $6 million decrease attributable to lower dividends in 1995.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, increased $51.8 million over the first nine months of 1995 resulting from the net of (i) a $75 million increase in wages primarily due to additional labor costs attributable to initiatives to improve service quality, partially offset by reductions work force attributable to the force reduction program and the transfer of employees to Telesector Resources associated with re-engineering service delivery to customers (see Other operating expenses), and
(ii) a $26 million decrease in benefit expenses primarily due to the amortization of deferred pension costs pursuant to an NYSPSC approved plan in 1995.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $58.6 million over the first nine months of 1995 resulting primarily from the net of
(i) a $65 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services due to process re-engineering costs not accrued for in 1993 business restructuring reserves and costs to implement the competitive checklist provisions of the Telecommunications Act of 1996 (the "Act") (see Regulatory Environment - Federal), a $17 million increase primarily due to lower capitalization of expenses as a result of the discontinuance of regulatory accounting principles, and a $14 million increase in contracted and centralized services primarily due to the outsourcing of motor vehicle fleet maintenance, and (ii) a $10 million decrease in billing and collection fixed rate uncollectible losses pursuant to the contract with AT&T Corp., a $9 million decrease in right to use fees resulting from modified deployment schedules, an $8 million decrease in materials primarily attributable to favorable purchase pricing, and an $8 million decrease in land and buildings rent expense.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The components of the pension enhancement charges for the first nine months of 1996 and 1995 are as follows:

                                           For the Nine months Ended
                                                    September 30,
(In millions)                            1996*                    1995*
                                         ----                     ----
                                  Pretax     After-Tax      Pretax    After-Tax
Pension enhancement charges        $67.1       $43.6        $145.2      $94.4
Postretirement medical costs        (1.2)       (0.8)         18.6       12.1
                                   -----       -----        ------     ------
                                   $65.9       $42.8        $163.8     $106.5
                                   =====       =====        ======     ======

*        1996 - 350 management and 260 nonmanagement employees
         1995 - 480 management and 475 nonmanagement employees

         For the first nine months of 1996 and 1995, $20.1 million and $43.8 million, respectively ($13.1 million and $28.5 million, respectively, after-tax) were allocated to the Company from Telesector Resources for its pension enhancements and ($2.6) million and $7.1 million, respectively (($1.7) million and $4.6 million, respectively, after-tax) were allocated from Telesector Resources for its associated postretirement medical benefits.

Much of the cost of the enhancements is funded by NYNEX's pension plans.

Other income (expense) - net

Other income (expense) - net decreased $30.6 million from the first nine months of 1995 primarily due to decreases of $21 million attributable to a change in the recording of capitalized interest expense (in 1996, capitalized interest expense is recorded as a reduction to Interest expense), $5 million attributable to higher interest cost associated with short-term borrowings, and $3 million attributable to increased charitable contributions.

Interest expense

Interest expense decreased $30.9 million, or 12.6%, from the first nine months of 1995 primarily due to a change in the recording of capitalized interest expense (see Other income (expense) - net), and a decrease resulting from the reversal of interest charges on the revenue set aside as required by the NYSPSC in 1995 (see Regulatory Environment-State).

Income taxes

Income taxes increased $107.3 million, primarily due to an increase in pretax income and the elimination of excess deferred tax reversals as a result of the discontinuance of regulatory accounting principles.

Extraordinary Item

In the second quarter of 1995, the discontinuance of regulatory accounting principles required the Company, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

liabilities from the balance sheet. This change resulted in an after-tax extraordinary charge of $2.3 billion, consisting of $1.8 billion to adjust the carrying amount of telephone plant and equipment and $0.5 billion to write off non-plant regulatory assets and liabilities.

Cumulative effect of change in accounting principle

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first nine months of 1996 resulted in a $6.9 million increase to net income.

Pro forma results, assuming the point of publication method had been applied during the first nine months of 1995, are as follows:

                                               Nine Months Ended
                                               September 30, 1995
                                                 (In millions)
                                       Pro forma                As Reported
Net Loss                               $(1,934.1)                $(1,937.4)

While the application of the point of publication method is not expected to have a material impact on total 1996 and pro forma 1995 results, the impact of the change is likely to materially effect the results of certain quarters due to the nature of the change.

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

Current Status of Business Restructuring

As a result of the Company's most recent experience and projections of remaining costs and work effort for process re-engineering initiatives, systems development costs are expected to exceed earlier projections by $18 million, while work center consolidation and training costs are expected to be lower than originally planned by approximately $14 million and $4 million, respectively.

Reserve Utilization in 1996

The restructuring reserve balance at September 30, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $93 million. Summarized below are the components of $97 million of reserves utilized during the first nine months of 1996:

         (In millions)
         Severance                                                         $ 39
         Process Re-engineering:
              Systems redesign:
              Customer contact                            $28
              Customer operations                          21
                  Total systems redesign                          $ 49

              Work center consolidation                              1
              Branding                                               -
              Relocation                                             -
              Training                                               3
              Re-engineering implementation                          -
                                                                   ---
                  Subtotal                                          53

              Telesector Resources allocated reserves:
              Systems re-engineering                        5
              Re-engineering implementation                 -
              Work center consolidation                     -
                                                          ---
                  Total allocated                                    5
                                                                   ---
              Total process re-engineering                                   58

         Total                                                             $ 97
                                                                           ====

The severance reduction amount is primarily severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued. $14 million of severance reserves was transferred from the Company to Telesector Resources associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 6,200 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $314 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to employees of Telesector Resources leaving under retirement incentives will be approximately $130 million. A portion of these cost savings will be offset by the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Financing

At September 30, 1996, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

On April 1, 1996, $55 million of the Company's 3.375%, Series I Refunding Mortgage Bonds matured. The Company repaid this debt with short term borrowings from NYNEX.

Regulatory Environment

In response to regulatory filings made by NYNEX in July, the Connecticut Department of Public Utilities Commission and the NYSPSC have indicated that they have the authority to approve the Merger and have initiated proceedings. Evidentiary hearings were held in Connecticut in August and September, and are scheduled in New York in December.

The governing legal standard varies from state to state, but generally requires a showing that the Merger is consistent with the public interest. As part of that standard, these state regulatory commissions may look at the impact of the Merger on competition, rates, and service quality as well as the impact on the customers and employees of the Company.

In addition, NYNEX and Bell Atlantic have filed applications with the Federal Communications Commission ("FCC") seeking approval of the transfer of control of certain FCC licenses and authorizations held by the Company and New England Telephone and Telegraph Company (collectively "the Telephone Companies").

NYNEX expects that all necessary regulatory action will be completed by early 1997.

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

State
Competition Proceedings: In July, evidentiary hearings concluded on issues related to the Company's permanent rates for resold services and unbundled links (the network plant connecting the customer to the central office) and ports (the connection in the central office). However, in light of the FCC's Interconnection Order (see Regulatory Environment-Federal - Telecommunications Act of 1996), an NYSPSC Administrative Law Judge reopened the hearing record to allow the Company and other parties to submit supplemental cost studies and supporting testimony with respect to links and other unbundled network elements identified in the FCC's Order. Cost studies and supporting testimony for a number of elements were filed in September; additional cost studies will be filed by year-end. A second round of hearings began in October. The Company's interim resale rates, reflecting discounts of 11% for business services to be resold and 17% for residence services to be resold, remain in effect, subject to a retroactive "true-up" once permanent rates are set. Interim link rates are also in effect.

Incentive Plan: The Plan approved by the NYSPSC in 1995 (as disclosed in NYNEX's 1995 Annual Report) establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. In November the NYSPSC announced its decision that, based on service performance results for Plan Year 1, which ended August 31, 1996, the Company will be required to issue rebates to customers in the aggregate amount of at least $62 million, approximately $14 million of which has already been issued and $32 million of which has already been accrued. The NYSPSC staff is reviewing the Company's claims of miscalculation of certain service performance data related to approximately $10 million in additional rebates.

Federal
Telecommunications Act of 1996: The Telephone Companies are actively engaged in the negotiation of interconnection agreements with various competitive local exchange carriers ("CLECs") under the terms of the Act. Agreements are state-specific and have been reached with nine individual CLECs. Each agreement must be reviewed by the appropriate state regulatory commission and approved or disapproved within 90 days of filing.

Arbitration proceedings have been commenced in every state to resolve the terms of interconnection where the Telephone Companies and the affected CLEC have been unable to reach an agreement for interconnection. The principal issues involve the wholesale pricing of services offered by the Telephone Companies for resale, as well as the prices for unbundled network elements and for the transport and termination of local traffic.

In August, the FCC issued its First Report and Order setting forth the terms and conditions under which local exchange companies such as the Telephone Companies are required to provide their services and facilities for use by competitors in the provision of telecommunications services as required by the Act. The Order establishes comprehensive technical rules and sets national

Form 10-Q Part I                                     New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

cost and pricing standards for interconnection, transport and termination of local traffic, the provision of unbundled network elements and resale services. The Order also sets "default" or "proxy" rates for these functions, which state regulatory commissions may use until the FCC-mandated cost studies have been completed. The proposed default rates and resale discount result in rates that are significantly less than the interim rates approved by the NYSPSC in the Competition proceedings (see Regulatory Environment-State), the negotiated rates contained in the Telephone Companies' various interconnection agreements pending before the NYSPSC and other state regulatory commissions and the Telephone Companies' costs. The Order provides further that, in negotiating an interconnection agreement with a local exchange company, a CLEC may select individual provisions from any other interconnection agreement the local exchange company has negotiated. The Order requires that state regulatory commissions reconsider any approved or arbitrated interconnection agreements in light of the requirements of the Order.

In September, state regulatory commissions, local exchange carriers such as NYNEX, and other parties filed appeals with U. S. Courts of Appeals to overturn portions of the FCC's Order. The U. S. Court of Appeals for the 8th Circuit issued a temporary stay of the Order, and all appeals have now been consolidated with the Court. In October, the Court ordered that, pending completion of the appeal, the stay will be continued with respect to the pricing rules and the selective contract provision. The Court is expected to hear oral arguments on the appeals in January. In the meantime, the FCC and several other parties, including AT&T Corp. ("AT&T") and MCI Corp. ("MCI"), have petitioned the U. S. Supreme Court to vacate the stay. In its petition the FCC stated that the "stay draws into question not just the timing of competition in the local markets, but also the timing of full entry by Bell operating companies into the long distance market." In late October the petitions were denied by Justice Thomas. The FCC and other petitioners have resubmitted their petitions to other Justices of the Supreme Court.

NYNEX expects that the interconnection negotiation and arbitration process will continue before the various state regulatory commissions, utilizing the FCC interconnection rules that remain in effect, but with each commission determining the appropriate pricing rules for its jurisdiction, as provided by the Act. Arbitrated issues must be completed within nine months of the CLEC's initial request to negotiate interconnection, with state approval of the arbitrated agreement one month thereafter. Thus, interconnection agreements with AT&T and MCI, in New York and Connecticut, must be arbitrated and approved by January 1997, and with Sprint Corp. by February 1997.

The Order is the first of three FCC rulemakings that, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. The FCC has previously indicated that the remaining rulemakings, which will address universal service reform and access charge reform, are scheduled to be completed by May 1997. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the Company's future rate structures, rate levels and revenues.

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









November 8, 1996

                                                                    Exhibit (12)

                           NEW YORK TELEPHONE COMPANY
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            (In millions) (Unaudited)


                                                      For the
                                                    Nine months
                                                       Ended
                                                   September 30,                For the Year Ended December 31,
                                                        1996          1995      1994        1993       1992         1991
                                                        ----        ----------------------------------------------------
Earnings
   Earnings before Interest Expense,
    Extraordinary Item and Cumulative
    Effect of Change in Accounting Principle           $1,017.0     $  807.3     $659.4    $430.2      $1,219.3    $  911.0
   Federal, State and Local Income Taxes                  267.4        226.9      140.4     (67.8)        342.8       157.2
   Estimated Interest Portion of Rental Expense            22.4         30.2       31.6      36.3          38.9        37.9
                                                        -------     --------     ------    ------      --------    --------
       Total Earnings                                  $1,306.8     $1,064.4     $831.4    $398.7      $1,601.0    $1,106.1
                                                       ========     ========     ======    ======      ========    ========

Fixed Charges
   Total Interest Deductions                             $215.1     $  306.8     $314.4    $348.6      $  362.9    $  375.1
   Estimated Interest Portion of Rental Expense            22.4         30.2       31.6      36.3          38.9        37.9
                                                        -------     --------     ------    ------      --------    --------
       Total Fixed Charges                              $ 237.5     $  337.0     $346.0    $384.9      $  401.8    $  413.0
                                                        =======     ========     ======    ======      ========    ========

Ratio of Earnings to Fixed Charges                        5.50          3.16      2.40       1.04         3.98         2.68
                                                       =======      ========    ======     ======     ========     ========