Form 10-K
period 1996-12-31
NEW YORK TELEPHONE CO
filed 1997-03-27
CIK 71689

FORM 10-K
                               ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
(Mark one)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                      OR
        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ____________________

                         Commission file number 1-3435

                                ----------------

                           New York Telephone Company

                                                          I.R.S. Employer
 A New York Corporation                            Identification No. 13-5275510

             1095 Avenue of the Americas, New York, New York 10036
                        Telephone Number (212) 395-2121

                                ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
        Title of each class                          on which registered
----------------------------------           ----------------------------------
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]*

---------
* Not applicable

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                                                                      Attachment


Title of each class
--------------------
REFUNDING MORTGAGE BONDS:
$ 60,000,000          4 5/8% Refunding Mortgage Bonds Series L, Due October 1, 1997
$ 60,000,000          4 5/8% Refunding Mortgage Bonds Series M, Due January 1, 2002
$ 70,000,000          4 1/4% Refunding Mortgage Bonds Series N, Due January 1, 2000
$130,000,000          4 5/8% Refunding Mortgage Bonds Series O, Due January 1, 2004
$100,000,000          4 7/8% Refunding Mortgage Bonds Series P, Due January 1, 2006
$ 75,000,000          6% Refunding Mortgage Bonds Series Q, Due September 1, 2007
$150,000,000          7 1/2% Refunding Mortgage Bonds Series R, Due March 1, 2009
$200,000,000          7 3/4% Refunding Mortgage Bonds Series T, Due December 15, 2006
$200,000,000          7 3/8% Refunding Mortgage Bonds Series V, Due December 15, 2011
DEBENTURES:
$200,000,000          Principal Amount of 40 Year 7 7/8% Debentures, Due June 15, 2017
$150,000,000          Principal Amount of 21 Year 8 5/8% Debentures, Due November 15, 2010
$200,000,000          Principal Amount of 40 Year 9 3/8% Debentures, Due July 15, 2031
$100,000,000          Principal Amount of 30 Year 7 5/8% Debentures, Due February 1, 2023
$200,000,000          Principal Amount of 12 Year 6 1/2% Debentures, Due March 1, 2005
$100,000,000          Principal Amount of 20 Year 7% Debentures, Due May 1, 2013
$100,000,000          Principal Amount of 20 Year 7% Debentures, Due June 15, 2013
$250,000,000          Principal Amount of 32 Year 7% Debentures, Due August 15, 2025
$250,000,000          Principal Amount of 30 Year 6.70% Debentures, Due November 1, 2023
$200,000,000          Principal Amount of 40 Year 7% Debentures, Due December 1, 2033
$450,000,000          Principal Amount of 30 Year 7 1/4% Debentures, Due February 15, 2024
NOTES:
$100,000,000          Principal Amount of 5 Year 5 1/4% Notes, Due September 1, 1998
$200,000,000          Principal Amount of 10 Year 5 7/8% Notes, Due September 1, 2003
$150,000,000          Principal Amount of 10 Year 5 5/8% Notes, Due November 1, 2003
$150,000,000          Principal Amount of 10 Year 6 1/4% Notes, Due February 15, 2004

                                TABLE OF CONTENTS

                                     PART I

Item                                                                                               Page
----                                                                                               -----
 1.   Business (Abbreviated pursuant to General Instruction J(2))    ...........................      1
 2.   Properties  ..............................................................................      6
 3.   Legal Proceedings    .....................................................................      6
 4.   Submission of Matters to a Vote of Security Holders
      (Omitted pursuant to General Instruction J(2))  ..........................................
                                                PART II
 5.   Market for Registrant's Common Equity and Related Stockholder Matters (Inapplicable)   ...
 6.   Selected Financial Data    ...............................................................      7
 7.   Management's Discussion and Analysis of Results of Operations (Management's Narrative
      Analysis of Results of Operations is provided pursuant to General Instruction J(2))    ...      8
 8.   Consolidated Financial Statements and Supplementary Data:
       Report of Management   ..................................................................     17
       Report of Independent Accountants  ......................................................     18
       Statements:
        Consolidated Statements of Income and Retained Earnings (Accumulated Deficit) for each
       of the Three Years in the Period Ended December 31, 1996   ..............................     19
        Consolidated Balance Sheets as of December 31, 1996 and 1995    ........................     20
        Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
        December 31, 1996  .....................................................................     22
        Notes to Consolidated Financial Statements    ..........................................     23
       Supplementary Information:
        Quarterly Financial Information (Unaudited)   ..........................................     37
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   ...     38
                                               PART III
                            (Omitted pursuant to General Instruction J(2))
10.   Directors and Executive Officers of the Registrant    ....................................
11.   Executive Compensation  ..................................................................
12.   Security Ownership of Certain Beneficial Owners and Management    ........................
13.   Certain Relationships and Related Transactions  ..........................................
                                                PART IV
14.   Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K   ............     39

                                     PART I

Item 1. BUSINESS.

General

New York Telephone Company (the "Company"), which was incorporated in 1896 under the laws of the State of New York, has its principal executive offices at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212 395-2121) and provides telecommunications services in New York and a small portion of Connecticut (Greenwich and Byram only). The Company is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX").

Empire City Subway Company (Limited) ("Empire"), a wholly-owned subsidiary of the Company, is primarily in the business of leasing underground conduit in Manhattan and the Bronx, primarily to companies in the telecommunications business. Approximately 92% of Empire's 1996 revenues was generated from the Company.

Intrastate communications services are under the jurisdiction of state public utility commissions (see Regulatory Environment - State below), and interstate communications services are under the jurisdiction of the Federal Communications Commission ("FCC") (see Regulatory Environment - Federal below). In addition, state and federal regulators review various transactions between NYNEX affiliates.

Prior to the enactment of the Telecommunications Act of 1996 (the "Act"), the operations of NYNEX and its subsidiaries were subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"), which arose out of an antitrust action brought by the United States Department of Justice against AT&T Corp. ("AT&T"). Pursuant to the MFJ, AT&T divested its 22 wholly-owned local exchange companies ("LECs"), including the Company and New England Telephone and Telegraph Company ("New England Telephone"), a wholly-owned subsidiary of NYNEX (collectively, the "Telephone Companies"), distributed them to seven regional holding companies ("RHCs"), and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

The Act provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act (see Competition below).

Telecommunications

The Company provides primarily two types of telecommunications services, exchange telecommunications and exchange access, in New York State and a small portion of Connecticut.

Exchange telecommunications service is the transmission of telecommunications among customers located within geographical areas (local access and transport areas, or "LATAs"). These LATAs are generally centered on a city or other identifiable community of interest and, subject to certain exceptions, each LATA marks an area within which the LEC operating therein may provide telecommunications services. Exchange telecommunications service may include local and long distance service within a LATA. Examples of exchange telecommunications services include switched local residential and business services, private line voice and data services, Wide Area Telecommunications Service, long distance and Centrex services.

Exchange access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

Certain billing and collection services are performed by the Company for other telecommunications companies, primarily AT&T, and certain information providers that elect to subscribe to these services rather than perform such services themselves. In 1996, less than 1% of the Company's operating revenues was derived from billing and collection services. In 1996, the Company and AT&T signed a contract extending the Company's role as an AT&T long distance billing and collection agent through December 31, 1997. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions now performed by the Company.

There are six LATAs that comprise the area served by the Company, and they are referred to as follows: the New York City Metropolitan Area (which includes Westchester, Rockland, Putnam, Nassau and Suffolk Counties in New York and Greenwich and Byram in Connecticut), Poughkeepsie, Albany-Glens Falls, Syracuse-Utica, Buffalo and Binghamton-Elmira.

The following table sets forth for the Company the approximate number of network access lines in service at the end of each year:

                                             (In Thousands)
                        -------------------------------------------------------
                         1996        1995        1994        1993        1992
                        --------    --------    --------    --------    -------
Network Access Lines
 in Service .........    11,123      10,795      10,477      10,135      9,897

The territories served by the Company contain sizable areas and many localities in which local service is provided by nonaffiliated telephone companies. On December 31, 1996, these nonaffiliated companies had approximately 1,180,000 network access lines in service. Rochester, Jamestown, Middletown, Webster and Henrietta, New York are the only cities with a population of more than 25,000 within the Company's general operating area that are served by such nonaffiliated companies.

For the year ending December 31, 1996, approximately 91% of the total operating revenues of the Company was derived from telecommunications services, of which one customer, AT&T, accounted for approximately 10%, primarily in network access and other revenues. The remaining approximate 9% of total operating revenues was from other sources, primarily licensing fees for telephone directories and inside wire related charges.

Certain Affiliated Business Operations

Telesector Resources Group, Inc.

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

The RHCs own equal interests in Bell Communications Research, Inc. ("Bellcore"). NYNEX's interest is held by Telesector Resources. Bellcore furnishes to the LECs, and certain of their subsidiaries, technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. Bellcore has also served as a central point of contact for coordinating the efforts of the other RHCs in meeting the national security and emergency preparedness requirements of the federal government. In November 1996, the RHCs signed definitive agreements to sell Bellcore to Science Applications International Corporation ("SAIC"). In addition, agreements were put in place to provide for continued services from SAIC for existing and new systems and for RHC rights to use Bellcore-owned intellectual property. Closing is expected to occur in the second half of 1997, pending regulatory approval in various jurisdictions across the country.

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

Since 1991, Information Resources has made payments to the Company of all of Information Resources' earnings related to publishing directories in New York in excess of a regulated return. In 1992, the NYSPSC instituted a proceeding to investigate the directory publishing operations of the Company and its NYNEX affiliates ("1992 proceeding"). In 1993, an administrative law judge of the NYSPSC issued a recommended decision urging the Company to assume the directory publishing function itself and/or negotiate a modified agreement with Information Resources. In February 1997, the NYSPSC approved a settlement agreement resolving all pending issues in the NYSPSC's retrospective investigation of the Company's transactions with affiliates (see Note 0), as well as certain portions of the 1992 proceeding. Under the settlement as approved by the NYSPSC, Information Resources will transfer its subscriber listings database and the management of the database to a regulated subsidiary of NYNEX which, in turn, must provide access to all directory publishers on the same terms. Pending review of the NYSPSC's order when issued, the Company is unable to determine the disposition or status of the 1992 proceeding.

Business Restructuring

See Business Restructuring in Part II, Item 7.

Extraordinary Item

See Extraordinary Item in Part II, Item 7.

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

Capital expenditures for 1992 through 1996 are set forth below:


      (In Millions)
--------------------------
 1996              $1,308
 1995              $1,436
 1994              $1,330
 1993              $1,342
 1992              $1,221


Regulatory Environment

In addition to the discussion below, please see Regulatory Environment in Part II, Item 7.

Proposed Merger

In response to regulatory filings made by NYNEX in July, state regulatory commissions in New York and Connecticut indicated that they have authority to approve the proposed merger between NYNEX and Bell Atlantic Corporation ("Bell Atlantic") and initiated proceedings. In November, the commission in Connecticut issued an order approving the Merger. Effective March 21, 1997, the New York State Public Service Commission ("NYSPSC") issued an order approving the Merger, subject to the acceptance of certain conditions by NYNEX and Bell Atlantic within 10 days. NYNEX has stated that the NYSPSC's conditions will require careful review.

In addition, NYNEX and Bell Atlantic have filed applications with the FCC seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone companies.

NYNEX is unable to predict when all necessary regulatory action will be completed.

Telecommunications Act of 1996

In December, the FCC commenced a proceeding on Access Reform to review its system of interstate access charges. This proceeding, which the FCC is implementing to ensure that the charges are compatible with interconnection and universal service actions stemming from the Act, will likely result in a fundamental restructuring of interstate switched access. The FCC's Notice requests comment on all aspects of access charges and details two approaches for adjusting access charges to better reflect their economic cost. Under the "Market Based Approach to Access Reform," the FCC would rely on potential and actual competition to drive prices toward economic cost. In the alternative "Prescriptive Approach to Access Reform," the FCC would specify the nature and timing of price changes, using strict regulatory, rather than market-based, mechanisms. Comments were filed in January and reply comments in early February. A decision is anticipated by May 1997.

The Federal/State Joint Board established under the Act has issued its recommendations for implementing the universal service provisions of the Act. The Joint Board's decision outlined the telecommunications services that would be supported by the universal service fund and recommended that the FCC adopt a proxy costing model, based on forward-looking costs, to develop the amount of support to be given to carriers in high cost areas. The Joint Board also recommended that carriers contribute to the universal service fund based on their gross telecommunications revenues net of payments to other carriers. Assessments in that manner would reduce the share to be paid by interexchange carriers such as AT&T and MCI Corporation and increase the contribution by the incumbent LECs such as the Telephone Companies. The Joint Board made no recommendations, deferring to the FCC, on the size of the universal service fund or on how carriers will recover payments made to the fund. With regard to universal service for schools and libraries, including Internet access, the Joint Board recommended a fund of no more than $2.25 billion, to be used to provide discounts ranging from 20 to 90 percent. Under the Act, the FCC has until early May 1997 to issue its final decision implementing the Joint Board's recommendations.

The proceedings on interconnection, access reform and universal service, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the Telephone Companies' future rate structures, rate levels and revenues.

In December, the FCC issued orders establishing the operational and accounting safeguards to be applied when an RHC's affiliates conduct certain activities or offer certain services permitted under the Act, including manufacturing, interLATA information services and interLATA telecommunications services. The FCC concluded that an RHC's affiliate may share non-operations related services, such as marketing, data processing, administrative and corporate governance services, with the RHC and its local exchange and service companies. In addition, once the competitive checklist is met, the RHC's local exchange and long distance affiliates may jointly market each other's services on an equal footing with competitors. The local exchange company will continue to be required to inform its new customers of their right to select any interLATA carrier and to take their order for the selected carrier. With respect to accounting safeguards, the FCC decided to rely, to a large extent, upon its existing nonregulated cost accounting and affiliate transactions rules. The RHC's long distance affiliate will be considered a nonregulated affiliate with respect to its dealings with the RHC's local exchange and other affiliates.

In June, the FCC adopted rules that will contribute towards the development of competition in the local exchange market by allowing customers to retain their telephone numbers when switching local service providers. The FCC's rules implement the number portability obligations imposed on local exchange carriers by the Act. Local exchange carriers are to begin implementing number portability in the 100 largest metropolitan areas by October 1997, with completion by the end of 1998. Starting in 1999, number portability outside of those areas must be provided within six months after receiving a specific request from a telecommunications carrier. The FCC has a pending proceeding on cost recovery for meeting these requirements.

State

New York
Incentive Plan

The Company has been regulated by the NYSPSC under the Performance Incentive Plan (the "Plan") since 1995. The Plan is performance-based, replacing rate of return regulation with a form of price regulation and incentives to improve service, and does not restrict the Company's earnings. Prices were capped at current rates for "basic" services such as residence and business exchange access, residence and business local calling and LifeLine service, and price reduction commitments were established for a number of services, including toll and intraLATA carrier access services. Certain prices may be adjusted annually based on certain costs associated with NYSPSC mandates and other defined "exogenous" events. The Plan establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets.

Competition Proceedings
In March 1997 the NYSPSC established rates for the Company's principal unbundled network elements (loops, local and tandem switching, interoffice transport, signaling systems) to be made available for use by competitors. Hearings on additional elements, including operator services, operations support systems and service management systems, and on a variety of related charges and "cost onsets" will be held in March 1997.

The NYSPSC has established a collaborative proceeding on universal service to develop and recommend mechanics for funding programs such as lifeline, emergency services, and telecommunications relay service. The merits of further access charge reductions, as well as the appropriate discount for schools and libraries, are also being considered in that proceeding.

The NYSPSC has determined that service quality reporting should vary by company size, and performance history, but that all companies will be expected to provide service consistent with performance standards. The NYSPSC intends to initiate a review of all of its service quality standards. The NYSPSC has instituted a formal proceeding to design the reports deemed necessary for it to monitor competition.

Federal

Price Cap Plan

The Telephone Companies are subject to incentive regulation in the form of price caps. Price cap limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. The price cap formula adjusts the limits on access price levels upward for inflation, downward for productivity, and up or down for certain "exogenous" cost beyond the carrier's control.

In March 1996, the U. S. Court of Appeals for the District of Columbia Circuit denied petitions filed by the Telephone Companies and several other LECs for review of a 1995 FCC decision that had required each LEC to (a) "reinitialize" its price cap index to reflect a higher productivity factor, and (b) recalculate its price cap index on a prospective basis to exclude cost increases due to changes in the accounting treatment of other postemployment benefit expenses.

Competition

Most of the services that the Company provides in its local telecommunications markets have been facing increasing competition for the past several years. The Company has responded by obtaining increased pricing flexibility under incentive regulation, introducing new services, and improving service quality. Sustained increases over the past two years in Private Line/Special Access revenues, and the number of Centrex win-backs from PBX vendors indicate the Company's ability to respond effectively in its most competitive markets.

Competition for intraLATA toll revenues has intensified with the increased marketing of dial-around programs by interexchange carriers. IntraLATA presubscription ("ILP") began in New York in late 1995 and was completed in February 1996. To date, the retail toll revenues the Company has lost are being offset in part by increased revenues from wholesale access charges and increased total intraLATA usage.

In the highly competitive interstate access market, the Company received a waiver from the FCC in 1995, to deaverage switched access rates in the metropolitan New York LATA and introduce a new fixed monthly charge paid directly by interexchange carriers. This has enabled the Company to charge prices that more accurately reflect the market conditions in its most competitive area.

Employee Relations

The Company and its subsidiary had approximately 37,200 employees at December 31, 1996. Approximately 32,000 employees are represented by unions, of which approximately 96% are represented by the Communications Workers of America ("CWA") and approximately 4% by the International Brotherhood of Electrical Workers ("IBEW"), both of which are affiliated with the AFL-CIO.

In 1994, agreements were ratified with the CWA and the IBEW to extend the collective bargaining agreements through August 8, 1998. The wage rates increased 4.0%, 4.0% and 3.5% in August 1994, 1995 and 1996, respectively, and will increase 3.0% in August 1997. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program, and stock grant and other incentives to improve service quality.

Item 2. PROPERTIES.

The properties of the Company do not lend themselves to simple description by character and location of principal units.

At December 31, 1996, the gross book value of telephone plant was $20.9 billion, consisting principally of telephone plant and equipment (88%). Other classifications include: land, land improvements and buildings (9%); furniture and other equipment (1%); and plant under construction and other (2%).

Substantially all of the Company's central office equipment is located in buildings owned by the Company and is situated on land that it owns. Many administrative offices, garages and business offices are in rented quarters.

As part of the Company's 1993 restructuring associated with re-engineering the way service is delivered to customers (see Business Restructuring above), the Company consolidated work centers to build larger work teams in fewer locations. At December 31, 1996, the majority of the planned work centers were completed.

Substantially all of the Company's assets are subject to lien under the Company's Refunding Mortgage indenture. At December 31, 1996, the principal amount of Refunding Mortgage bonds outstanding was $1.0 billion.

Item 3. LEGAL PROCEEDINGS.

There were no proceedings reportable under Item 3.

                                    PART II

Item 6. SELECTED FINANCIAL DATA.


(In Millions)                                         1996        1995             1994        1993            1992
                                                     ----------------------------------------------------------------
Operating revenues                                   $ 8,022        $  7,937      $ 7,737        $ 7,847      $ 7,746
Operating expenses                                   $ 6,573        $  6,932      $ 6,958        $ 7,505      $ 6,259
Interest expense                                     $   289        $    307      $   314        $   349      $   363
Earnings before extraordinary item and
cumulative effect of change in accounting
principle                                            $   774        $    501      $   345        $    82      $   856
Extraordinary item for the discontinuance of
regulatory accounting principles, net of
taxes                                                $     -        $ (2,292)     $     -        $     -      $     -
Cumulative effect of change in accounting for
directory publishing income, net of taxes            $    56        $      -      $     -        $     -      $     -
Cumulative effect of change in accounting for
postemployment benefits, net of taxes                $     -        $      -      $     -        $   (89)     $     -
Net income (loss)                                    $   830        $ (1,791)     $   345        $    (8)     $   856
Telephone plant--net                                 $ 9,346        $  9,306      $12,023        $12,116      $12,134
Total assets                                         $11,662        $ 11,569      $15,296        $15,435      $15,603
Long-term debt                                       $ 3,853        $  3,913      $ 3,972        $ 3,972      $ 3,984
Share owner's equity                                 $ 2,728        $  2,473      $ 4,805        $ 5,185      $ 5,916
Capital expenditures*                                $ 1,308        $  1,436      $ 1,330        $ 1,342      $ 1,221
Return to equity                                       31.93%         (50.09)%       6.81%         (0.13)%     14.66%
Ratio of earnings to fixed charges                      4.63            3.16         2.40           1.04         3.98
Network access lines in service (in thousands)        11,123          10,795       10,477         10,135        9,897

  See Management's Discussion and Analysis of Results of Operations for the effect of certain items on 1996 and 1995 results, and restructuring charges on 1996, 1995, 1994 and 1993 results of operations.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

Results of Operations

Net income for New York Telephone Company (the "Company") for the year ended December 31, 1996 was $830.0 million. Net loss for the same period of 1995 was $(1.8) billion.

Net income for the year ended December 31, 1996 includes an after-tax gain of $55.7 million for the cumulative effect of a change in accounting for directory publishing income (see Note C). Net income for the year ended December 31, 1996 also includes after-tax charges of $93.6 million for accruals related to various regulatory, and legal obligations and contingencies, and self-insurance programs. In addition, there were after-tax charges of $57.1 million for retirement incentives (see Business Restructuring). Net income for the same period of 1995 includes an extraordinary, after-tax charge of $2.3 billion for the discontinuance of regulatory accounting principles, after-tax charges of $197.6 million for retirement incentives, and after-tax charges of $160.6 million for accruals related to various operating tax provisions, regulatory obligations and contingencies, self-insurance programs, and revised benefit charges.

Excluding the above items, net income for the year ended December 31, 1996 would have been $925.0 million, an improvement of $66.3 million, or 7.7%, over adjusted net income for the same period of 1995.

Operating Revenues

Operating revenues for the year ended December 31, 1996 were $8.0 billion, an improvement of $85.2 million, or 1.1%, over the same period of 1995.

Included in the operating revenues for the year ended December 31, 1996 were charges of $41.0 million related to customer claims, and a $14.0 million refund ordered by the New York State Public Service Commission ("NYSPSC") pertaining to intrastate gross receipts tax collected by the Company on behalf of interexchange carriers. Included in operating revenues for the same period of 1995 was $14.0 million of intrastate revenues collected on behalf of the taxing authority from interexchange carriers associated with the state gross receipts tax. (The Company is no longer required to collect gross receipts tax from interexchange carriers and remit to the taxing authority.)

Excluding the items discussed above, operating revenues for the year ended December 31, 1996 would have improved $154.2 million, or 1.9%, over adjusted operating revenues for the same period of 1995.

The $154.2 million improvement in adjusted operating revenues includes the following categories:

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $20.5 million, or 0.4%, decrease results from the net of (i) a $97 million increase attributable to revenues earned from Optional Calling Plans ("OCPs") which were recorded in Long distance revenues in 1995 (see Long distance revenues), a $64 million increase resulting primarily from increased demand, driven by growth in access lines and sales of calling features, and (ii) a $70 million decrease in rates attributable to an order by the NYSPSC approving a performance-based regulatory plan (the "Plan") (see Regulatory Environment-State), a $62 million decrease due to the reduction of revenues for service rebate obligations pursuant to the Plan, $16 million of which was refunded in 1996 (see Regulatory Environment-State) and a $50 million decrease resulting from the reclassification of the reduction of revenues for service rebate obligations pursuant to the service improvement plan implemented in 1994 (see Regulatory Environment-State) from Other revenues to Local service revenues (see Other revenues). Certain decreases, primarily due to customer selection of competing carriers as a result of intraLATA presubscription ("ILP"), are being partially offset by increases in Network access revenues.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The $43.5 million, or 12.5%, decrease results from a $23 million decrease primarily due to decreased demand, a $10 million decrease attributable to revenues earned from OCPs which were recorded in Long distance revenues in 1995 and are currently recorded in Local service revenues (see Local service revenues), and a $10 million decrease in message toll service rates.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. The $54.4 million, or 2.4%, improvement results from the net of (i) a $104 million improvement in switched access revenues and a $32 million improvement in special access revenues, both primarily due to increased demand, including the previously mentioned partial offset of decreases in Local service revenues, and (ii) a $63 million reduction in interstate rates and a $19 million reduction in intrastate rates attributable to an NYSPSC order (see Regulatory Environment-State).

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $163.8 million, or 31.1%, improvement results from a $50 million increase resulting from the reclassification of the reduction of revenues for anticipated service rebate obligations pursuant to the service improvement plan implemented in 1994 (see Regulatory Environment-State) from Other revenues to Local service revenues (see Local service revenues), a net $44 million increase due to the 1995 cessation of "setting aside" revenues and the recognition of previously "set aside" revenues as a result of an NYSPSC order approving the Plan effective the second quarter of 1995, the recognition of $43 million previously deferred revenues in connection with ILP and other Plan commitments that were met in 1996, an $18 million increase in directory revenues from the directory licensing agreement with NYNEX Information Resources Company ("Information Resources") consisting of $9 million of retirement incentive costs recorded during 1995 and $9 million attributable to business growth, and a $9 million increase due to the elimination of the deferral of intrastate revenues as a result of the discontinuance of regulatory accounting principles.

Operating Expenses

Operating expenses for the year ended December 31, 1996 were $6.6 billion, a decrease of $359.3 million, or 5.2%, from the same period of 1995. Included in the operating expenses for the year ended December 31, 1996 were charges of $87.8 million for retirement incentives (see Business Restructuring), charges of $103.0 million related to regulatory contingencies and various self-insurance programs, and a $14.0 million intrastate gross receipts tax refund (see Operating Revenues). Included in operating expenses for the same period of 1995 were charges of $304.1 million for retirement incentives, charges of $232.0 million related to operating tax provisions, various self-insurance programs, regulatory contingencies, and revised benefit costs, a $15.1 million charge resulting from a court decision on overearnings complaints, and $14.0 million of gross receipts tax collected and remitted to the taxing authority (see Operating Revenues).

Excluding the items discussed above, operating expenses would have increased $29.1 million, or 0.5%, over adjusted operating expenses for 1995.

The $29.1 million increase in adjusted operating expenses includes the following categories:

Depreciation and amortization decreased $58.6 million, or 4.2%, from 1995 resulting primarily from the net of (i) a $34 million increase due to growth in depreciable plant investment, and (ii) decreases of $72 million attributable to revised estimates of future net salvage value and remaining useful lives, and $15 million attributable to the discontinuance of regulatory accounting principles in 1995.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $32.4 million, or 4.5%, from 1995 primarily due to a $15 million decrease in gross receipts taxes principally attributable to a 1995 tax settlement, an $8 million decrease due to lower taxes on dividends, and a $5 million decrease in gross receipts taxes attributable to a change in New York State legislation.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, increased $57.8 million over 1995 resulting primarily from the net of (i) a $93 million increase in wages primarily due to additional labor costs attributable to initiatives to improve service quality, partially offset by work force reductions attributable to the force reduction program and the transfer of employees to Telesector Resources Group, Inc.

("Telesector Resources") associated with re-engineering service delivery to customers (see Other operating expenses), and (ii) a $35 million net decrease in benefit expenses primarily due to a $22 million decrease attributable to a reduction in medical costs, a $12 million decrease resulting from the amortization of deferred pension costs pursuant to an NYSPSC approved plan in 1995, and a $6 million decrease attributable to the discontinuance of regulatory accounting principles, partially offset by a $5 million increase in pension expense attributable to changes in actuarial assumptions.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $62.2 million over 1995 resulting primarily from the net of (i) a $50 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services due to process re-engineering costs not accrued for in the 1993 business restructuring reserves and costs to implement the competitive checklist provisions of the Telecommunications Act of 1996 (the "Act") (see Regulatory Environment - Federal), and the transfer of employees from the Company to Telesector Resources, partially offset by decreases due to Telesector Resources' force reduction program, a $22 million increase primarily attributable to lease buyouts, a $15 million increase in contracted and centralized services primarily due to the outsourcing of motor vehicle fleet maintenance, and a $12 million increase primarily due to lower capitalization of expenses as a result of the discontinuance of regulatory accounting principles, and (ii) a $17 million decrease in materials primarily attributable to favorable purchase pricing, a $9 million decrease in right to use fees resulting from modified deployment schedules, a $7 million decrease in land and buildings rent expense and a $5 million decrease in fixed rate uncollectible losses from billing and collection services performed under contract by the Company for AT&T Corp. ("AT&T").

Other income (expense) - net

Other income (expense) - net decreased $34.3 million from 1995 primarily due to a $26 million decrease attributable to a change in the recording of capitalized interest expense (in 1996, capitalized interest expense was recorded as a reduction to Interest expense), and a $5 million decrease attributable to the elimination of issues related to the discontinuance of regulatory accounting principles (see Note B).

Interest expense

Interest expense decreased $18.3 million, or 6.0%, from 1995 resulting primarily from the net of (i) a $7 million increase resulting primarily from the reversal of interest charges on the revenue set aside in 1995 (see Regulatory Environment
- State), and (ii) a $22 million decrease attributable to a change in the recording of capitalized interest expense (see Other income (expense) - net).

Income taxes

Income taxes increased $154.7 million from 1995, attributable to an increase in pretax income and the elimination of excess deferred tax reversals as a result of the discontinuance of regulatory accounting principles (see Note B).

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

Cumulative effect of change in accounting principle

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories

(generally one year) as was the case under the amortized method. NYNEX Corporation ("NYNEX") and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The Company's portion of the initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The application of the point of publication method for the year ended 1996 did not have a material effect on operating results, and would not have been material had it been applied in 1995.

Effects of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), effective for fiscal years beginning after December 15, 1995. NYNEX elected the disclosure-only provisions which require pro forma amounts to be disclosed as if NYNEX had elected to recognize compensation costs consistent with the method prescribed by Statement No. 123 (See Note F).

Anticipated Effects of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Subsequently in December 1996, the FASB issued an amendment to Statement No. 125, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("Statement No. 127"). NYNEX is required to adopt Statement No. 125 for transactions occurring after December 31, 1996, however Statement No. 127 defers certain provisions of Statement No. 125 until after December 31, 1997. Statement No. 125 establishes the criteria to evaluate whether a transfer of financial assets should be accounted for as a pledge of collateral in a secured borrowing or as a sale. It also provides guidance on the recognition and measurement of servicing assets and liabilities and on the extinguishments of liabilities. Statement No. 127 defers the specific provisions of Statement No. 125 which address secured borrowings and collateral as well as the accounting for transfers of financial assets for repurchase agreements, dollar roll, securities lending, and similar transactions.


Management is currently evaluating the financial impact of these accounting standards; the effect of Statement No. 125 and Statement No. 127 on the Company's results of operations and financial position has not yet been determined.

Business Restructuring

The Company's 1993 results included pretax charges of approximately $992 million ($645 million after-tax) for business restructuring. Business restructuring resulted from a comprehensive analysis of the Company's operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce savings necessary for the Company to operate in an increasingly competitive environment.

The 1993 pretax charges were comprised of: $557 million for severance and postretirement medical costs to reduce the work force by 9,000 employees by the end of 1996; $208 million for process re-engineering costs, primarily for systems redesign and work center consolidation; and $227 million for the Company's allocated portion of Telesector Resources business restructuring charges.

Work Force Reductions: Additional Charges

During 1994, the Company announced retirement incentives to provide a voluntary means of implementing substantially all of the work force reductions planned in 1993. The retirement incentives were to be offered at different times through 1996 depending on local force requirements and were expected to incur additional charges over that period of time as employees elected to leave the business through retirement incentives rather than through the severance provisions of the 1993 force reduction plan.

During 1995, it became evident that the number of management employees leaving under the retirement incentives would exceed the original estimate. It was also determined that, as a result of volume of business growth, the expected reduction in the number of associates (previously referred to as nonmanagement employees) would be less than anticipated and would not be fully achieved until 1998. In July 1996, the Company extended the period for offering retirement incentives to management employees to mid-1997 to better coordinate force sizing with process re-engineering implementation and service improvement initiatives. In late February 1997, the Company decided that the management retirement incentive plan will end in March 1997 when all managers will have received the offer at least once over the life of the plan.

At the present time, the Company expects the total number of employees (which excludes Telesector Resources) who will elect to take the retirement incentives to be in the range of 9,500 to 10,100, consisting of approximately 3,200 management and 6,300 to 6,900 associates, depending on work volumes, needs of the business and timing of the incentive offers.

The actual number of employees who elected to leave under retirement incentives in 1994, 1995 and 1996 are as follows:

              1994        1995      1996     Total
             -------     ------    ------   -------
Management    1,100        740       470     2,310
Associates    2,600      1,180       430     4,210
             -------     ------    ------   -------
Total         3,700      1,920       900     6,520
             =======     ======    ======   =======


The actual additional charges for retirement incentives in 1996 and 1995 are as follows:

                                               1996                          1995
                                               ----                          ----
(In Millions)                         Pretax        After-Tax        Pretax      After-Tax
                                      -----------------------------------------------------
Pension enhancements                  $96.8         $  62.9      $ 255.2     $    165.9
Postretirement medical costs           (9.0)           (5.8)        48.9           31.7
                                      -----         -------      --------    -----------
Total*                                $87.8         $  57.1      $ 304.1     $    197.6
                                      =====         =======      ========    ===========

* For the year ended December 31, 1996 and 1995, $25.2 million and $64.6 million, respectively, ($16.4 million and $42.0 million, respectively, after-tax) were allocated to the Company from Telesector Resources for its pension enhancements and ($10.8) million and $17.9 million, respectively, ($(7.0) million and $11.6 million, respectively, after-tax) were allocated from Telesector Resources for its associated postretirement medical benefits.

The severance reserves established in 1993 have been and will continue to be transferred primarily to the pension liability on a per employee basis as employees accept the retirement incentives. The postretirement medical liability established in 1993 had been and will continue to be applied to retired employees on a per employee basis as employees accept the retirement incentives. Most of the cost of the retirement incentives is funded by NYNEX's pension plans.

Work Force Reductions: Reserve Utilization

The 1993 charges for work force reductions of $557 million ($362 million after-tax) were comprised of $287 million for employee severance payments (including salary, payroll taxes and outplacement costs) and $270 million for postretirement medical costs. These costs were for planned work force reductions of 1,500 management employees and 7,500 associates.

The actual utilization of the 1993 severance reserves and the application of the 1993 postretirement medical liability in 1994, 1995 and 1996 are shown below:

                                                                         Total
(In Millions)                  1994       1995     1996      Total     Remaining
                               -------------------------------------------------
Severance                       $ 135     $41      $44       $220         $67
Postretirement medical costs    $  82     $36      $61       $179         $91


The severance and postretirement medical amounts above include allocations of $18 and $26 million, respectively, in 1996, $8 and $4 million, respectively, in 1995 and $20 and $8 million, respectively, in 1994, which were transferred to Telesector Resources for employees who left Telesector Resources under the retirement incentives (217,150 and 395 employees in 1994, 1995 and 1996, respectively).

Assuming that employees will continue to leave under the retirement incentives, it is expected that the remaining $67 million of severance reserves will be utilized and the remaining $91 million of the postretirement medical liability will be applied in 1997 and 1998, as associates leave under the retirement incentives. The reserves for management employees were completely utilized during 1996.

Process Re-engineering Costs

Approximately $208 million of the 1993 charges ($135 million after-tax) consists of costs associated with re-engineering service delivery to customers, including operating the Company and New England Telephone and Telegraph Company ("New England Telephone") (collectively, the "Telephone Companies") as a single enterprise under the "NYNEX" brand. During the period 1994 through 1996, NYNEX has been decentralizing the provision of residence and business customer service throughout the region, creating regional businesses to focus on unique markets, and centralizing numerous operations and support functions. The process re-engineering costs are incurred in connection with systems redesign, work center consolidation, branding, relocation, training and process re-engineering implementation. Process re-engineering costs which were not included in the 1993 charges have been expensed as incurred (see Operating Expenses).

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

Work center consolidation costs are incremental costs associated with establishing work teams in fewer locations to take advantage of lower force levels and system efficiencies. These costs include moving costs, lease termination costs (from the date premises are vacated), and other consolidation costs. Branding includes the costs to develop a single "NYNEX" brand identity associated with restructured business operations. Relocation costs are costs incurred to move personnel to different locations resulting from work center consolidations. These costs are computed in accordance with the Company's relocation guidelines and the provisions of collective bargaining agreements. Training costs are for training associates on newly-designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan, which will permit one employee to perform tasks formerly performed by several employees, and include tuition, out-of-pocket course development and administrative costs, facilities charges, and related travel and lodging. Re-engineering implementation costs are incremental costs to complete re-engineering initiatives.

Process Re-engineering: Reserve Utilization

At December 31, 1993, the process re-engineering costs were estimated for systems redesign, work center consolidation, branding, relocation, training and re-engineering implementation. At December 31, 1996, the actual utilization of the reserves for process re-engineering costs are as follows:

(In Millions)                     1994      1995      1996      Total
                                -------------------------------------
Systems redesign                 $   -     $  68     $  64     $  132
Work center consolidation           10        35         3         48
Branding                            15         4         -         19
Relocation                           -         -         -          -
Training                             -         2         3          5
Re-engineering implementation        1         -         -          1
                                 ------    ------    ------    ------
Total                            $  26     $ 109     $  70     $  205
                                 ======    ======    ======    ======

At December 31, 1996, $3 million of reserves remained and will be utilized in 1997 for systems redesign.

Systems redesign: During 1994, it was determined that systems redesign would require a larger than anticipated upfront effort to fully integrate interfaces between various systems and permit development of multi-tasking capabilities. This higher degree of complexity and additional functionality required by real-time, interactive systems caused a delay in the implementation of the systems redesign. It was realized at this time that utilization of the process re-engineering reserves for systems redesign would be higher than originally estimated. During 1995, process re-engineering reserves were utilized for increased efforts due to the complexity and extensiveness of integration testing and quality assurance processes. During 1996, it was determined that although certain systems redesign goals had been accomplished, other goals would not be completed until mid-1997.

The actual utilization of the systems redesign reserves, by business process, are as follows:

(In Millions)           1994      1995      1996      Total
                       ------------------------------------
Customer contact       $   -     $  49     $  34     $   83
Customer operations        -        19        30         49
                       ------    ------    ------    ------
Total                  $   -     $  68     $  64     $  132
                       ======    ======    ======    ======

The reserve utilization for work center consolidation was lower than the estimate due to an increase in the number of work centers from what was originally planned based on union agreements, the majority of which were completed in 1995. The reserve utilization for relocation of employees was lower than the estimate due to the increase in the number of work centers and terms of the union agreements resulting in less than anticipated employee relocations. Training was delayed in 1994 due to the timing of the union agreements and the higher degree of complexity of systems redesign. The utilization of reserves for training costs were reduced due to the predominant use of in-house, on-the-job and multi-media training. Reserve utilization for re-engineering implementation was combined with the related projects (i.e., systems redesign) and therefore did not require separate identification.

Costs Allocated From Telesector Resources

Approximately $227 million of restructuring charges ($148 million after-tax) was allocated to the Company from Telesector Resources, primarily related to Telesector Resources' work force reduction and re-engineering programs. The actual utilization of these reserves are as follows:

(In Millions)                     1994       1995      1996      Total
                                 -------------------------------------
Severance                         $ 71*     $   -     $   -     $   71
Postretirement medical costs        31          -         -         31
Systems re-engineering              45         68         5        118
Re-engineering implementation       21         14         -         35
                                 ------     ------    ------    ------
Total                            $ 168      $  82     $   5     $  255
                                 ======     ======    ======    ======

* 1994 includes $28 million of severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

Cost Savings

As of December 31, 1996, approximately 6,500 employees have accepted the retirement incentives. Without the effect of the offsets noted below, this would equate to an average reduction in wages and benefits, on an annualized basis, of approximately $329 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to the 3,500 employees of Telesector Resources leaving under retirement incentives would be approximately $136 million.

The wage and benefit savings described above, have been, through December 31, 1996, and will continue to be, substantially offset by increased wage and benefit, and nonwage expenses attributable to the effects of wage and price inflation, the hiring of employees primarily to handle significantly increased volumes of business and to improve service, and investments in new marketing and service delivery initiatives.

Financing

At December 31, 1996, the Company had $250 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission. In February 1997, the Company decided to redeem its $42 million 8.20% Thirty Year Private Placement Notes, due July 1, 2008; the Notes were redeemed on March 5, 1997.

Collective Bargaining Agreements

In 1994, a series of collective bargaining agreements were reached with the Communications Workers of America and the International Brotherhood of Electrical Workers that extended through August 8, 1998. The wage rates increased 4.0%, 4.0% and 3.5% in August 1994, 1995 and 1996, respectively, and will increase 3.0% in August 1997. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program, and stock grant and other incentives to improve service quality.

Regulatory Environment

Telecommunications Act of 1996

The Act granted the regional holding companies ("RHCs") immediate relief for the provision of "out-of-region" services, that is, interLATA or international telecommunications services originating outside of the RHC's home region. In order to provide "in-region" services, the RHC must obtain approval from the Federal Communications Commission ("FCC") under Section 271 of the Act, which requires compliance with a competitive checklist and the provision of interconnection to a facilities-based competitor for business and residential service. If such interconnection is not requested, the RHC must have a state-approved Statement of Terms and Conditions under which it will be provided.

In August, the FCC issued an Order setting forth the terms and conditions for interconnection. The Order establishes comprehensive technical rules, and sets national cost and pricing standards. The Order also sets "default" or "proxy" rates for interconnection and related functions, which state regulatory commissions may use until the FCC-mandated cost studies have been completed. The proposed default rates and resale discount result in rates that in many cases are significantly less than the rates approved by the NYSPSC in the Competition proceedings (see Regulatory Environment - State), the negotiated rates contained in the Telephone Companies' various interconnection agreements pending before the state regulatory commissions and the Telephone Companies' costs. The Order also permits a carrier to select individual provisions from any other interconnection agreement the local exchange company has negotiated.

In October, the U. S. Court of Appeals for the 8th Circuit issued a stay of the Order, with respect to the pricing rules and the selective contract provision, pending completion of appeals by state regulatory commissions, local exchange carriers such as NYNEX, and other parties. A decision is expected by April 1997.

The Telephone Companies are actively engaged in the negotiation of interconnection agreements with various competitive local exchange carriers and wireless carriers under the Act, including those terms of the FCC's Order not subject to stay. State-specific agreements have been reached with a number of carriers. Arbitration proceedings were commenced where the Telephone Companies and the affected carrier were unable to reach agreement. Under the time frame prescribed by the Act, interconnection agreements in each of the states in which the Telephone Companies operate were to have been arbitrated and approved by January 1997, with AT&T and MCI Corporation ("MCI"), and by February 1997 with Sprint Corporation. No agreements have been reached, and negotiations are on-going.

The FCC has initiated proceedings under the Act to address universal service obligations and a fundamental restructuring of access charges. As part of the access reform proceeding, the FCC will address, on remand from the U. S. Court of Appeals, the "residual interconnection charge" ("RIC") imposed on all interexchange carriers for local transport access services beginning in 1992. The Court directed the FCC to implement a cost-based alternative to the RIC, or explain why a departure from cost-based pricing is necessary. The RIC accounts for approximately $600 million of NYNEX's annual revenues.

The proceedings on interconnection, access reform and universal service, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the Telephone Companies' future rate structures, rate levels and revenues.

In February 1997, NYNEX submitted to the NYSPSC for its approval of a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271. NYNEX also submitted to the NYSPSC for its review a draft of NYNEX's Section 271 application to the FCC. These matters are pending before the NYSPSC. NYNEX expects to file its Section 271 application with the FCC within the next few months. Under Section 271, the FCC must approve or deny the application within 90 days of filing.

State

Price Regulation, Competition and Other Proceedings

The Company has been able to replace rate of return regulation with a price regulation plan in New York. This state regulatory plan eliminates the Company's obligation to share earnings with customers, allows the Company greater flexibility to vary prices to meet competition and imposes service quality performance measurements.

Incentive Plan: The performance incentive plan ("Plan") establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. Based on service performance results for Plan Year 1, which ended August 31, 1996, the Company was required to issue rebates to customers in the aggregate amount of $72 million.

In mid-February 1997, the NYSPSC determined that the Company had not met all the targets under a 1994 service improvement plan and directed the Company to refund $12.6 million of previously "set aside" revenues, plus interest of $4 million, to customers.

At the time the Plan was adopted, it was estimated that, depending on how long the Plan remained in effect, the Company's prices would have been decreased by an amount that, based on fixed volumes of business, would produce an aggregate revenue reduction over the term of the plan of $1.1 billion at the end of five years, or $1.9 billion at the end of seven years.

MCI's lawsuit seeking to overturn the Plan is pending. MCI challenges the lack of an earnings cap and asserts that the Company's rates should be further reduced annually by the amount of the $153 million set-aside.

Competition Proceedings: In November 1996, the NYSPSC issued an order setting a discount of approximately 19% to 22% for the Company services offered for resale.

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

The consolidated financial statements have been audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), independent accountants, whose appointment was approved by the Company's Board of Directors. Management has made available to Coopers & Lybrand all of the Company's financial records and related data, as well as the minutes of share owner's and directors' meetings. Furthermore, Management believes that all representations made to Coopers & Lybrand during its audits were valid and appropriate.

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


                                Richard A. Jalkut
                                President and Chief Executive Officer


                                John Diercksen
                                Acting Vice President - Finance and Treasurer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note C to the consolidated financial statements, during the first quarter of 1996, the Company changed its method of recognizing directory publishing revenues and production expenses effective January 1, 1996. Additionally, as discussed in Note B to the consolidated financial statements, in the second quarter of 1995, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".




Coopers & Lybrand L.L.P.
New York, New York
February 7, 1997

                          NEW YORK TELEPHONE COMPANY
 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                 (In Millions)

                                                                              For the Year Ended December 31,
                                                                          --------------------------------------
                                                                           1996            1995          1994
                                                                          ---------       ---------     --------
OPERATING REVENUES
 Local service                                                            $ 4,746.0       $ 4,794.5     $4,743.3
 Long distance                                                                304.6           348.1        348.1
 Network access                                                             2,280.4         2,267.0      2,245.7
 Other                                                                        691.3           527.5        399.5
                                                                          ---------       ---------     --------
  Total operating revenues                                                  8,022.3         7,937.1      7,736.6
                                                                          ---------       ---------     --------
OPERATING EXPENSES
 Maintenance and support                                                    2,575.0         2,431.2      2,448.7
 Depreciation and amortization                                              1,335.1         1,393.7      1,486.5
 Marketing and customer services                                            1,088.3         1,054.2        979.1
 Taxes other than income                                                      668.4           798.8        789.6
 Provision for uncollectible revenues                                         108.0           109.2         79.9
 Other                                                                        798.2         1,145.2      1,174.2
                                                                          ---------       ---------     --------
  Total operating expenses                                                  6,573.0         6,932.3      6,958.0
                                                                          ---------       ---------     --------
 Operating income                                                           1,449.3         1,004.8        778.6
 Other income (expense) - net                                                  (4.9)           29.4         21.2
 Interest expense                                                             288.5           306.8        314.4
                                                                          ---------       ---------     --------
 Earnings before income taxes, extraordinary item and cumulative
 effect of change in accounting principle                                   1,155.9           727.4        485.4
 Income taxes                                                                 381.6           226.9        140.4
                                                                          ---------       ---------     --------
 Earnings before extraordinary item and cumulative effect of change
 in accounting principle                                                      774.3           500.5        345.0
 Extraordinary item for the discontinuance of regulatory accounting
 principles, net of taxes (Note B)                                                -        (2,291.6)           -
 Cumulative effect of change in accounting for directory publishing
 income, net of taxes (Note C)                                                 55.7               -            -
                                                                          ---------       ---------     --------
 NET INCOME (LOSS)                                                        $   830.0       $(1,791.1)    $  345.0
                                                                          =========       =========     ========
 RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Beginning of year                                                       $(1,269.4)      $   702.2     $1,082.0
   Net income (loss)                                                          830.0        (1,791.1)       345.0
   Dividends (Note T)                                                             -          (180.5)      (724.8)
                                                                          ---------       ---------     --------
  End of year                                                             $  (439.4)      $(1,269.4)    $  702.2
                                                                          =========       =========     ========

          See accompanying notes to consolidated financial statements.

                          NEW YORK TELEPHONE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                                                         December 31,
                                                                    ----------------------
                                                                      1996          1995
                                                                    --------      --------
ASSETS
Current assets:
 Cash                                                               $   22.8      $   39.9
 Receivables
  Trade (net of allowance of $162.3 and $154.7, respectively)        1,535.0       1,584.9
  Affiliates                                                           124.6          45.5
  Other                                                                 26.0          29.2
 Deferred charges                                                       70.6          52.5
 Deferred income taxes                                                   0.8          44.1
 Inventory                                                             110.8          62.8
 Prepaid expenses and other                                             98.3          82.4
                                                                   ---------     ---------
    Total current assets                                             1,988.9       1,941.3
                                                                   ---------     ---------
Telephone plant - net                                                9,345.8       9,305.8
Long-term investment, deferred charges and other                       327.5         321.8
                                                                   ---------     ---------
    TOTAL ASSETS                                                   $11,662.2     $11,568.9
                                                                   =========     =========

          See accompanying notes to consolidated financial statements.

                          NEW YORK TELEPHONE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                                                 December 31,
                                                           ------------------------
                                                             1996            1995
                                                           --------       ---------
LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
 Accounts payable
  AT&T                                                     $  131.4       $   203.6
  Affiliates                                                  657.4           840.6
  Trade and other                                             881.7           908.1
  Compensated absences                                        162.4           151.7
 Short-term debt                                              629.6           367.0
 Dividends payable                                            191.6           180.5
 Taxes accrued                                                 62.4            29.8
 Deferred income taxes                                         83.5               -
 Advance billing and customers' deposits                      180.8           173.8
 Interest accrued                                              64.3            67.2
                                                           --------       ---------
  Total current liabilities                                 3,045.1         2,922.3
                                                           --------       ---------
Long-term debt                                              3,852.6         3,913.3
Deferred income taxes                                          17.4           102.1
Unamortized investment tax credits                            106.7           130.9
Other long-term liabilities and deferred credits            1,912.4         2,027.5
                                                           --------       ---------
  Total liabilities                                         8,934.2         9,096.1
                                                           --------       ---------
Commitments and contingencies (Notes J, K, L, O and P)
Share owner's equity:
 Common stock-one share, without par value (Note T)             1.0             1.0
 Additional paid-in capital (Note T)                        3,166.4         3,741.2
 Retained earnings/(Accumulated deficit)                     (439.4)       (1,269.4)
                                                           --------       ---------
    Total share owner's equity                              2,728.0         2,472.8
                                                           --------       ---------
TOTAL LIABILITIES AND SHARE OWNER'S EQUITY                $11,662.2       $11,568.9
                                                           ========       =========


          See accompanying notes to consolidated financial statements.

                          NEW YORK TELEPHONE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Millions)

                                                                For the Year Ended December 31,
                                                           ----------------------------------------
                                                             1996            1995           1994
                                                           ---------      ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $   830.0      $ (1,791.1)     $   345.0
                                                           ---------      ----------      ---------
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Extraordinary item, net of taxes                                  -         2,291.6              -
 Depreciation and amortization                               1,335.1         1,393.7        1,486.5
 Deferred income taxes-net                                      10.8          (174.2)        (268.0)
 Deferred credits-net                                          (24.2)          (29.5)         (32.4)
 Changes in operating assets and liabilities:
  Receivables                                                  (26.0)         (175.2)         (56.9)
  Deferred charges                                             (18.1)          (21.7)          16.5
  Deferred income taxes                                         43.3           120.4           (5.7)
  Inventory                                                    (48.0)           10.7           (1.1)
  Prepaid expenses and other                                   (15.9)          (25.2)          45.7
  Accounts payable                                            (271.1)          215.6          251.7
  Taxes accrued                                                 32.6           (43.1)          24.6
  Deferred income tax liability                                 83.5               -              -
  Advance billing and customers' deposits                        7.0            (4.5)          (8.9)
  Interest accrued                                              (2.9)           (7.5)          16.5
 Other-net                                                    (281.4)          223.6          219.4
                                                           ---------      ----------      ---------
    Total adjustments                                          824.7         3,774.7        1,687.9
                                                           ---------      ----------      ---------
Net cash provided by operating activities                    1,654.7         1,983.6        2,032.9
                                                           ---------      ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (1,308.1)       (1,436.4)      (1,329.9)
                                                           ---------      ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                                           261.0            18.3         (550.5)
 Dividends paid to NYNEX                                      (563.7)         (542.2)        (724.6)
 Issuance of long-term debt                                        -               -          593.5
 Repayment of long-term debt and capital leases                (61.0)           (6.5)          (5.8)
                                                           ---------      ----------      ---------
Net cash used in financing activities                         (363.7)         (530.4)        (687.4)
                                                           ---------      ----------      ---------
 Net (decrease) increase in cash                               (17.1)           16.8           15.6
 Cash at beginning of year                                      39.9            23.1            7.5
                                                           ---------      ----------      ---------
 Cash at end of year                                       $    22.8      $     39.9      $    23.1
                                                           =========      ==========      =========


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

The communications and media industry continues to experience fundamental changes at an ever-increasing pace. Telecommunications, information and entertainment services are converging in the market, driven by technology and released by landmark federal legislation that has removed historic regulatory barriers and increased competition. These changes are likely to have a significant effect on the future financial performance of many companies in the industry. The Company cannot predict the effect of such competition on its business.

NYNEX is implementing a major restructuring of its business, is entering into domestic strategic alliances and is expanding globally in select international markets in order to respond to competition. In addition, NYNEX is pursuing reforms in telecommunications policy at both the state and federal levels. In February 1996, the Telecommunications Act of 1996 was signed into law. This legislation will lead to the development of competition in local and long distance telephone service, cable television, and information and entertainment services.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. The 1995 and 1994 consolidated financial statements have been reclassified to conform to the current year's format.

In the first quarter of 1996, NYNEX Information Resources Company ("Information Resources"), a wholly-owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle (see Note C).

In the second quarter of 1995, the Company discontinued using GAAP applicable to regulated entities (see Note B).

Inventory

Inventory, consisting of materials and supplies, is carried principally at average cost.

Telephone Plant

Telephone plant is stated at its original cost. When depreciable plant is disposed of, the carrying amount is charged to accumulated depreciation.

As a result of the implementation of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"), in the second quarter of 1995, the Company began recording depreciation expense using shorter asset lives based on expectations as to the revenue-producing lives of the assets (see Note B), calculated on a straight-line basis using the concept of "remaining life." Previously, depreciation rates used by the Company were prescribed by the FCC and by the state commissions for interstate operations and for intrastate operations, respectively.

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

Deferred tax assets and liabilities are measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse.

For the Company, prior to the application of Statement No. 101, the treatment of excess deferred taxes resulting from the reduction of tax rates in prior years was subject to federal income tax and regulatory rules. Deferred income tax provisions of the Company were based on amounts recognized for rate-making purposes. The Company recognized a deferred tax liability and established a corresponding regulatory asset for tax benefits previously flowed through to ratepayers. The major temporary difference that gave rise to the net deferred tax liability was depreciation, which for income tax purposes is determined based on accelerated methods and shorter lives. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"), required the Company to reflect the additional deferred income taxes as regulatory assets to the extent that they would be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the Company reversed excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the state commissions generally allowed amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes. As a result of the application of Statement No. 101, income tax-related regulatory assets and liabilities were eliminated (see Note B).

The Tax Reform Act of 1986 repealed the investment tax credit ("ITC"), effective January 1, 1986. As required by tax law, ITC for the Company was deferred and is amortized as a reduction to tax expense over the estimated service lives of the related assets giving rise to the credits.

Anticipated Effects of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Subsequently, in December 1996, the FASB issued an amendment to Statement No. 125, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("Statement No. 127"). NYNEX is required to adopt Statement No. 125 for transactions occurring after December 31, 1996, however Statement No. 127 defers certain provisions of Statement No. 125 until after December 31, 1997. Statement No. 125 establishes the criteria to evaluate whether a transfer of financial assets should be accounted for as a pledge of collateral in a secured borrowing or as a sale. It also provides guidance on the recognition and measurement of servicing assets and liabilities and on the extinguishments of liabilities. Statement No. 127 defers the specific provisions of Statement No. 125 which address secured borrowings and collateral as well as the accounting for transfers of financial assets for repurchase agreements, dollar roll, securities lending, and similar transactions.

Management is currently evaluating the financial impact of these accounting standards; the effect of Statement No. 125 and Statement No. 127 on the Company's results of operations and financial position has not yet been determined.

B  Discontinuance of Regulatory Accounting Principles

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

The major elements of the 1995 write-off of non-plant regulatory net assets were as follows:

 (In Millions)             Pretax    After-tax
                          ---------- ----------
 Compensated absences      $ 120.2     $ 78.1
 Deferred pension costs      264.4      171.9
 Refinancing costs           184.7      120.1
 Deferred taxes                  -       53.7
 Other                       119.5       77.7
                           --------    -------
 Total                     $ 688.8     $ 501.5
                           ========    =======

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

A comparison of average asset lives before and after the discontinuance of Statement No. 71 for the most significantly affected categories of telephone plant and equipment is as follows:


                                     Average lives (in years)
                              -----------------------------------
                                    Composite
                               Regulator-Approved    Economic
                                   Asset Lives      Asset Lives
                              --------------------- -------------
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

C  Change in Accounting Principle

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The application of the point of publication method for the year ended 1996 did not have a material effect on operating results, and would not have been material had it been applied in 1995.

D  Income Taxes

The components of Income tax expense (benefit) are as follows:

(In Millions)                   1996*     1995**         1994
--------------------------------------------------------------
Federal:
  Current                      $390.4    $ 426.6      $ 435.9
  Deferred-net                   10.1     (174.2)      (268.0)
  Deferred tax credits-net      (24.2)     (29.5)       (32.4)
                               ------    -------      -------
                                376.3      222.9        135.5
State and local                   5.3        4.0          4.9
                               ------    -------      -------
Total                          $381.6    $ 226.9      $ 140.4
                               ======    =======      =======

* Does not include the deferred tax expense of $33.4 million associated with the Cumulative effect of change in accounting for directory publishing income.

** Does not include the deferred tax benefit of $1.2 billion associated with the Extraordinary item for the discontinuance of regulatory accounting principles.

A reconciliation between the federal income tax expense computed at the statutory rate and the Company's effective tax expense is as follows:

(In Millions)                                       1996      1995        1994
-------------------------------------------------------------------------------
Federal income tax expense computed at the
 statutory rate                                   $403.6    $254.6      $169.9
a. Amortization of investment tax credits          (15.8)    (21.5)      (32.4)
b. Amortization of excess deferred federal
   taxes due to change in the tax rates                -      (5.2)      (29.9)
c. Depreciation of certain taxes and payroll-
   related construction costs capitalized for
   financial statement purposes, but
   deducted for income tax purposes in
   prior years                                         -       2.9        13.1
d. Federal income tax return adjustment for
   the difference between the accrued and
   actual tax expense                               (5.8)       .2        (0.4)
e. Allowance for funds used during
   construction, which is excluded from
   taxable income, net of applicable
   depreciation                                        -       8.9         6.7
f. Other items-net                                  (0.4)    (13.0)       13.4
                                                  ------    ------      ------
Income tax expense                                $381.6    $226.9      $140.4
                                                  ======    ======      ======

Not included above are gross receipts taxes the Company is subject to in lieu of a state income tax. Temporary differences for which deferred income taxes have not been provided by the Company are represented principally by "c" above. Upon the discontinuance of Statement No. 71 (see Note B), items "b" and "c" above have been eliminated.

The components of current and non-current deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

(In Millions)                       1996      1995
----------------------------------------------------
Deferred tax assets
 Employee benefits                $ 707.7    $ 663.7
 Restructuring charges               46.3      107.2
 Unamortized ITC                     35.9       44.3
 Other                              335.5      245.0
                                  --------   --------
                                  1,125.4    1,060.2
                                  --------   --------
Deferred tax liabilities
 Depreciation and amortization      971.9      966.1
 Employee benefits                   88.3       88.3
 Other                              165.3       63.8
                                  --------   --------
                                  1,225.5    1,118.2
                                  --------   --------
Net deferred tax liabilities      $ 100.1    $  58.0
                                  ========   ========

During 1995, income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71 (see Note B).

E  Employee Benefits

Pensions

Substantially all of the Company's employees are covered by one of two NYNEX noncontributory defined benefit pension plans (the "Plans"). Benefits for management employees are based on a modified career average pay plan while benefits for associates (employees previously referred to as nonmanagement) are based on a nonpay-related plan. Contributions are made, to the extent deductible under the provisions of the Internal Revenue Code, to an irrevocable trust for the sole benefit of pension plan participants.

Total pension benefit for 1996, 1995 and 1994 was $132.7, $152.4 and $165.8
million, respectively. Deferral of pension cost was discontinued as of January 1, 1993, and the Company had implemented a plan to recover deferred pension costs through the rate-making process (see Postretirement Benefits Other Than Pensions below). The pension benefit for 1996, 1995 and 1994 includes the effect of plan amendments and changes in actuarial assumptions for the discount rate and future compensation levels. At December 31, 1996 and 1995, the Company recorded approximately $958.3 million and $1.0 billion, respectively, in Other long-term liabilities and deferred credits representing the Company's pension liability.

The assumptions used to determine the projected benefit obligation at December 31, 1996 and 1995 include a discount rate of 7.75% and 7.25%, respectively, and an increase in future compensation levels in both years of 4.1% for management employees, and 4.0% for associates. The expected long-term rate of return on pension plan assets used to calculate pension expense was 8.9% in 1996, 1995 and 1994. The actuarial projections included herein anticipate plan improvements for active employees in the future.

As a result of planned work force reductions primarily through retirement incentives in 1996, 1995 and 1994, the Company incurred additional pension costs of $93.6, $214.0 and $412.2 million, respectively, partially offset by the 1993 severance reserves which were transferred to the pension liability. In 1996, this cost was comprised of a charge for special termination benefits of $144.1 million and a curtailment gain of $31.5 million, partially offset by 1993 severance reserves of $26.0 million. In 1995, this cost was comprised of a charge for special termination benefits of $290.2 million and a curtailment gain of $76.2 million, partially offset by 1993 severance reserves of $31.9 million. In 1994, this cost was comprised of a charge for special termination benefits of $551.6 million and a curtailment gain of $139.4 million, partially offset by 1993 severance reserves of $106.7 million.

Postretirement Benefits Other Than Pensions

The Company provides certain health care and life insurance benefits for retired employees and their families. Substantially all of the Company's employees may become eligible for these benefits if they reach pension eligibility while working for the Company. The Company participates in the NYNEX benefit plans, and the structure of the plans is such that certain disclosures required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"), cannot be presented for the Company on an individual basis. A comparison of the actuarial present value of the accumulated postretirement benefit obligation with the fair value of plan assets, the components of the net postretirement benefit cost, and the reconciliation of the funded status of the plans with the amount recorded on the balance sheet are provided on a consolidated basis in NYNEX's Annual Report on Form 10-K for the years ended December 31, 1996 and 1995.

The postretirement benefit cost for 1996 includes pretax credits to medical expense of $41.1 million for plan amendments primarily intended to reduce company costs under managed care options.

The Company recognizes the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method. The net postretirement benefit cost for 1996, 1995 and 1994 for the Company was $265.4, $295.7 and $299.1 million, respectively.

The actuarial assumptions used to determine the 1996 and 1995 obligation for postretirement benefit plans under Statement No. 106 are as follows: discount rate of 7.75% and 7.25%, respectively; weighted average expected long-term rate of return on plan assets of 8.4% in both years; weighted average salary growth rate of 4.0% in both years; medical cost trend rate of 10.6% and 11.6% in 1996 and 1995, respectively, grading down to 4.5% in 2008; and dental cost trend rate of 3.5% and 4.0% in 1996 and 1995, respectively, grading down to 3.0% in 2002.

As a result of planned work force reductions, the Company recorded an additional $270.5 million of postretirement benefit cost in 1993 accounted for as a curtailment. In 1996, 1995 and 1994 under work force reduction retirement incentives, the Company incurred additional postretirement benefit costs of $43.5, $65.2 and $230.7 million, respectively. In 1996, this cost was comprised of a curtailment loss of $29.9 million and a charge for special termination benefits of $11.7 million, partially offset by $36.0 million accrued for in 1993. In 1995, this cost was comprised of a curtailment loss of $37.4 million and a charge for special termination benefits of $27.8 million, partially offset by $32.2 million accrued for in 1993. In 1994, this cost was comprised of a curtailment loss of $172.9 million and a charge for special termination benefits of $57.8 million, partially offset by $74.4 million accrued for in 1993.

NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for associates, to begin prefunding postretirement health care benefits. At December 31, 1992, NYNEX had transferred excess pension assets, totaling $486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. No additional contributions were made in 1996, 1995 and 1994. The assets in the VEBA Trusts consist primarily of equity and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

Regulatory Treatment

With respect to interstate treatment, in 1994 the FCC's 1993 order denying exogenous treatment of additional costs recognized under Statement No. 106 was overturned in the court. Tariff revisions were filed by the Company and New England Telephone (collectively, the "Telephone Companies") with the FCC in 1994 to amend price cap indices to reflect additional exogenous costs recognized under Statement No. 106, including $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. Commencing December 30, 1994, the Telephone Companies began collecting these revenues, subject to possible refund pending resolution of the FCC Common Carrier Bureau's investigation. The annual update to the price cap rates, effective August 1, 1995, included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement No.
106. In November 1996, NYNEX filed tariff revisions to reduce its interstate access charges by $21 million because it had completed the recovery of exogenous costs resulting from the implementation of Statement No. 106.

With respect to intrastate treatment, the Company eliminated remaining deferred pension costs upon the discontinuance of Statement No. 71.

F  Stock Options

NYNEX has stock option plans for key management employees under which options to purchase NYNEX common stock are granted at a price equal to or greater than the market price of the stock at the date of grant. The 1990 Stock Option Plan, which expired on December 31, 1994, permitted the grant of options through December 1994 to purchase up to 4 million shares. In January 1995, NYNEX established the 1995 Stock Option Plan, that permits the grant of options no later than December 31, 1999 to purchase up to 20 million shares of common stock. One-third of the options could be exercised one year from the grant date, with another one-third exercisable two years from the grant date, and the remaining one-third exercisable three years from the grant date. These options expire ten years from the grant date.

Both the 1990 and the 1995 Stock Option Plans for key management employees allow for the granting of stock appreciation rights ("SARs") in tandem with options granted. Upon exercise of a SAR, the holder may receive shares of common stock or cash equal to the excess of the market price of the common stock at the exercise date over the option price. SARs may be exercised in lieu of the underlying option only when those options become exercisable. There are no outstanding SARs as of December 31, 1995 and 1996.

Effective March 31, 1992, NYNEX established stock option plans for associates and for management employees other than those eligible to participate in the 1990 and 1995 Stock Option Plans ("Take Stock In NYNEX"). Employees were granted options, with the number of options varying according to employee level, to purchase a fixed number of shares of NYNEX common stock at the market price of the stock on the grant date. Fifty percent of the options could be exercised one year from the grant date, with the remaining fifty percent exercisable two years from the grant date. These options expire ten years from the grant date. In October 1994 and January 1996, employees were granted additional options under these plans.

NYNEX has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Pro forma results, assuming NYNEX had elected to recognize compensation costs for the 1995 Stock Option Plan and the Take Stock in NYNEX plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by Statement No. 123 are as follows:

                                    Year Ended December 31,
                    -------------------------------------------------------
                                1996                         1995
                    ---------------------------- --------------------------
(In Millions)       Pro forma    As Reported       Pro forma    As Reported
------------------- ----------- --------------   ------------- ------------
Net Income (Loss)      $816.6    $830.0           $(1,791.8)    $(1,791.1)

The fair value of NYNEX stock options used to compute net income is the estimated present value at the grant date using the Black Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995:
Dividend yield of 4.66% for 1996 and 6.50% for 1995; expected volatility of 15.3% for 1996 and 1995; a risk free interest rate of 5.42% for 1996 and 7.63% for 1995 and an expected holding period of five years for both 1996 and 1995.

G  Telephone Plant-Net

The components of telephone plant-net are as follows:

                                              December 31,
                                       -------------------------
(In Millions)                            1996           1995
----------------------------------------------------------------
Buildings                               $ 1,878.0      $ 1,835.9
Telephone plant and equipment            18,252.0       17,475.1
Furniture and other equipment               151.0          137.7
Other                                       113.6          117.5
                                        ----------     ---------
Total depreciable telephone plant        20,394.6       19,566.2
Less: accumulated depreciation           11,515.4       10,847.8
                                        ----------     ---------
                                          8,879.2        8,718.4
Land                                         70.7           71.2
Plant under construction and other          395.9          516.2
                                        ----------     ---------
Total Telephone plant-net               $ 9,345.8      $ 9,305.8
                                        ==========     =========

The discontinued application of Statement No. 71 resulted in a net decrease to telephone plant and equipment of $2.8 billion in 1995, primarily through an increase in accumulated depreciation (see Note B).

H  Long-Term Debt

Interest rates and maturities on long-term debt outstanding are as follows:

                                                                              December 31,
                                                                         --------------------
(In Millions)                           Interest Rates   Maturities        1996        1995
---------------------------------------------------------------------------------------------
Refunding Mortgage Bonds                 4 1/4% - 7 3/4%   2000-2006       $ 560.0    $ 620.0
                                         6 %    - 7 1/2%   2007-2011         425.0      425.0
Debentures                               6 1/2% - 8 5/8%   2005-2017         750.0      750.0
                                        6 7/10% - 9 3/8%   2023-2033       1,450.0    1,450.0
Notes                                   5 1/4 % - 8 1/5%   1998-2008         642.0      642.0
Unamortized discount-net                                                     (26.4)     (28.3)
                                                                           -------    -------
                                                                           3,800.6    3,858.7
Long-term capital lease obligations                                           52.0       54.6
                                                                           -------    -------
Total Long-term debt                                                      $3,852.6   $3,913.3
                                                                           =======    =======

In February 1997, the Company decided to redeem its $42 million 8.20% Thirty Year Private Placement Notes, due July 1, 2008; the Notes were redeemed on March 5, 1997.

In 1998, $100 million of the Notes will mature.

The Company's Refunding Mortgage Bonds and the Company's Forty Year 7 7/8% Debentures due June 15, 2017 are callable upon thirty days notice, at the option of the Company, five years after the issue date. The Company's Forty Year 9 3/8% Debentures due July 15, 2031, Thirty Year 7 5/8% Debentures due February 1, 2023, Thirty-Two Year 7% Debentures due August 15, 2025 and Thirty Year 7 1/4% Debentures due February 15, 2024 are callable upon thirty days notice, at the option of the Company, ten years after the issue date. The Company's Thirty Year 6.7% Debentures due November 1, 2023 and Forty Year 7% Debentures due December 1, 2033 are callable upon thirty days notice, at the option of the Company, twenty years after the issue date. The Company's Twelve Year 6 1/2% Debentures due March 1, 2005, Twenty Year 7% Debentures due May 1, 2013, Twenty Year 7% Debentures due June 15, 2013 and Twenty-One Year 8 5/8% Debentures due November 15, 2010 are not callable.

Substantially all of the Company's assets are subject to lien under the Company's Refunding Mortgage Bond indenture.

At December 31, 1996, the Company had $250 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

I  Short-Term Debt

Short-term debt and related weighted average interest rates are as follows:

                                                                 Weighted Average
                                                                  Interest Rates
                                                              -----------------------
                                          December 31,             December 31,
(In Millions)                            1996        1995        1996         1995
----------------------------------      ------      ------      ------       ------
Advances from NYNEX                     $568.4      $307.4       5.44%        5.93%
Current portion of long-term debt        60.0        55.0
Other                                     1.2         4.6
                                        ------      ------
Total Short-term debt                   $629.6      $367.0
                                        ======      ======

$60.0 million of the Company's Refunding Mortgage Bonds, due on October 1, 1997, has been reclassified from long-term debt at December 31, 1996.

Interest expense on advances from NYNEX was $25.2, $17.0 and $16.8 million in 1996, 1995 and 1994, respectively.

J  Financial Commitments

As of December 31, 1995, the Company had deferred $188 million of revenues ($161 million under the plan approved by the NYSPSC in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the "Incentive Plan"), and $27 million for a 1994 service improvement plan obligation). These revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain of these commitments, the NYSPSC has the authority to require the Company to refund these revenues to customers. During 1996, $43 million of the deferred revenues were recognized in connection with intraLATA presubscription ("ILP") and other commitments that were met in 1996, and $50 million of the deferred revenues were utilized for rebates issued to customers for not meeting service commitments in prior periods. As of December 31, 1996, $95 million of revenues remained deferred. In February 1997, the NYSPSC determined that the Company had not met all of the targets established in the 1994 service improvement plan and directed the Company to refund to customers $13 million, plus interest of approximately $4 million, of the $27 million set aside revenues.

The Incentive Plan establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. In November 1996, the NYSPSC announced its decision that, based on service performance results for Plan Year 1, which ended August 31, 1996, the Company would be required to issue rebates to customers in the aggregate amount of at least $62 million. During 1996, the Company accrued $62 million of revenues. As of December 31, 1996, $16 million in rebates have been issued and $46 million remained accrued. In mid-February 1997, the NYSPSC denied the Company's claim of miscalculation of certain service performance data and ordered that additional rebates of $10 million be rebated to customers.

In December 1995, Telesector Resources entered into purchase agreements with various suppliers to purchase, on behalf of the Telephone Companies, equipment and software to upgrade the network. The purchase agreements have a term of five years with a commitment of approximately $550 million, of which approximately $450 million remains at December 31, 1996.

In October 1996, the Telephone Companies entered into contracts with a supplier for the deployment of digital loop fiber transport equipment for approximately one million new fiber-optic lines. The contracts are for a fifteen year plan with a total price not to exceed $170 million. As of December 31, 1996, no purchases had been made under these contracts.

K  Lease Commitments

The Company leases certain facilities and equipment used in its operations. Rental expense was $90.5, $90.6 and $94.7 million for 1996, 1995 and 1994, respectively. At December 31, 1996, the minimum lease commitments under noncancelable leases for the periods shown are as follows:

(In Millions)                                  Operating   Capital
-------------------------------------------------------------------
1997                                             $ 24.6     $ 11.1
1998                                               22.6       10.8
1999                                               20.0       10.8
2000                                               15.3       10.7
2001                                               13.4       10.6
Thereafter                                         32.1      371.1
                                                 -------    -------
Total minimum lease payments                     $128.0      425.1
                                                 =======
Less: executory costs                                          8.5
                                                            -------
Net minimum lease payments                                   416.6
Less: interest                                               361.9
                                                            -------
Present value of net minimum lease payments                 $ 54.7
                                                            =======

L  Transactions With AT&T Corp.

In 1996, 1995 and 1994, AT&T Corp. ("AT&T") provided approximately 10%, 11% and 11%, respectively, of the Company's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed under contract by the Company for AT&T. In connection with such services, the Company purchases the related receivables with recourse, up to a contractual limit.

M  Transactions With Affiliates

The Company and other NYNEX subsidiaries receive corporate governance and ownership services such as securities administration, investor relations, certain tax, legal and accounting support, and human resources planning services from NYNEX. The costs of these services are allocated to the Company and the other NYNEX subsidiaries through intercompany billings. NYNEX performs a semi-annual study to identify on whose behalf functions of corporate departments are being performed. Directly charged costs apply exclusively to one subsidiary and are charged only to that subsidiary. Directly attributable costs apply to more than one subsidiary and are allocated based on usage, specific work plans, and relative size (composite of employees and assets) of the applicable subsidiaries. Indirectly attributable and unattributable costs for services performed on behalf of all subsidiaries are allocated based on the relative size of the subsidiaries. For 1996, 1995 and 1994, the Company recorded allocated costs of $33.4, $31.6 and $17.9 million, respectively, in connection with these services. The Company also participates in compensation plans utilizing NYNEX stock.

Telesector Resources performs marketing, legal and accounting, finance, data processing and related services and materials management services on a centralized basis on behalf of the Telephone Companies. Prior to 1993, the costs of these services were allocated to the Telephone Companies based on an annual study which identified on whose behalf functions were being performed. Since 1993, costs are allocated based on identification of detailed work functions that are approved and documented within Telesector Resources' planning and budgeting process. Costs are directly assigned, directly attributed or indirectly attributed based on the analysis of the work function. In 1996, 1995 and 1994, the Company recorded charges from Telesector Resources of $1.2 billion, $1.1 billion and $889.6 million, respectively, for data processing services and materials-related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials-related charges to the Company in 1996, 1995 and 1994 were approximately $314.9, $320.1 and $313.6 million, respectively. Telesector

Resources acts as a purchasing agent for the Company for directly shipped materials and supplies. During 1996, 1995 and 1994, total agency purchases by Telesector Resources amounted to $66.0, $76.2 and $155.4 million, respectively. In addition, in 1996, 1995 and 1994, approximately $14.4, $82.5 and $57.4 million, respectively, of restructuring charges ($9.4, $53.7 and $37.3 million after-tax) were allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. In 1996, the Company, New England Telephone and NYNEX transferred approximately 430, 330 and 30 employees, respectively, to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand. In 1995, the Company, New England Telephone and NYNEX transferred approximately 1,200, 930 and 170 employees, respectively, to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand.

Telesector Resources owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. For 1996, 1995 and 1994, the Company recorded charges of $40.4, $54.7 and $69.3 million, respectively, for services provided by Bellcore.

In November 1996, NYNEX and the other regional holding companies signed definitive agreements to sell Bellcore to Science Applications International Corporation. Closing is expected to occur in the second half of 1997, pending regulatory approval in various jurisdictions across the country.

The Company has an agreement with Information Resources pursuant to which Information Resources pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. For 1996, 1995 and 1994, licensing fees, included in Other revenues, amounted to $170.9, $152.8 and $146.4 million, respectively.

Since 1991, Information Resources has made payments to the Company of all of Information Resources' earnings related to publishing directories in New York in excess of a regulated return. In 1992, the NYSPSC instituted a proceeding to investigate the directory publishing operations of the Company and its NYNEX affiliates ("1992 proceeding"). In 1993, an administrative law judge of the NYSPSC issued a recommended decision urging the Company to assume the directory publishing function itself and/or negotiate a modified agreement with Information Resources. In February 1997, the NYSPSC approved a settlement agreement resolving all pending issues in the NYSPSC's retrospective investigation of the Company's transactions with affiliates (see Note O), as well as certain portions of the 1992 proceeding. Under the settlement as approved by the NYSPSC, Information Resources will transfer its subscriber listings database and the management of the database to a regulated subsidiary of NYNEX which, in turn, must provide access to all directory publishers on the same terms. Pending review of the NYSPSC's order when issued, the Company is unable to determine the disposition or status of the 1992 proceeding.

N  Taxes Other Than Income

Taxes other than income consist of:

(In Millions)      1996      1995          1994
-------------------------------------------------
Gross receipts    $ 356.7    $ 472.8      $ 450.7
Property            264.1      262.9        274.9
Other                47.6       63.2         64.0
                  --------   --------     -------
    Total         $ 668.4    $ 798.8      $ 789.6
                  ========   ========     =======

O  Revenues Subject To Possible Refund

Several state and federal regulatory matters may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $284 million, plus related interest, of which approximately $239 million was attributable to affiliate transaction issues in the Company's 1990 intrastate rate case. In February 1997, the NYSPSC approved the settlement agreement in that case, which had been submitted in July 1996 by the Company, the NYSPSC Staff, the Consumer Protection Board and the Department of Law. The settlement resolves all pending issues related to affiliate transactions. Under the settlement as approved by the NYSPSC, the Company will refund $87 million, which includes $4 million in interest for 1996. The Company accrued a charge for the refund in 1995 and 1996. The outcome of each other pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

P  Litigation and Other Contingencies

Various legal actions and regulatory proceedings are pending that may affect the Company. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the opinion of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position but could have a material effect on operating results.

Q  Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                           For the years ended
                               December 31,
(In Millions)            1996      1995       1994
---------------------------------------------------
Income tax payments     $338.4    $481.5     $355.4
Interest payments *     $299.9    $293.5     $272.3

* Amounts shown are net of capitalized interest of $22.4, $26.5 and $32.8 million in 1996, 1995 and 1994, respectively.

R  Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation or sale.

(In Millions)             December 31,
-----------------------------------------
                       1996       1995
                    ---------    --------

Long-term debt:
  Carrying amount    $3,800.6    $3,858.7
  Fair value         $3,724.8    $3,972.5

S  Business Restructuring

In 1996, 1995 and 1994, $87.8, $304.1 and $523.4 million, respectively, of pretax retirement incentive charges were recorded. These charges were included in the Consolidated Statements of Income in Other expenses.

T  Share Owner's Equity

Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional paid-in capital. All subsequent dividends have been declared from Additional paid-in capital.

U  Proposed Merger

On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals pursuant to a definitive merger agreement (the "Merger"), dated April 21, 1996 that provided for the formation of a new company to be named Bell Atlantic Corporation. On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to the agreement effecting a technical change in the transaction structure of the Merger. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. The state regulatory commissions in NYNEX's region have approved or have not sought jurisdiction over the Merger. Effective March 21, 1997, the New York State Public Service Commission ("NYSPSC") issued an order approving the Merger, subject to the acceptance of certain conditions by NYNEX and Bell Atlantic within 10 days. NYNEX has stated that the NYSPSC's conditions will require careful review. In addition, NYNEX and Bell Atlantic have filed applications with the FCC seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone subsidiaries. The Merger is expected to qualify as a pooling of interests for accounting purposes. At special meetings held in November 1996, the shareholders of both companies voted to approve the Merger. The completion of the Merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. NYNEX is unable to predict when it will be able to complete the Merger.

Supplementary Information

Quarterly Financial Information (Unaudited)

                                                          For the quarter ended
(In Millions)                           March 31,   June 30,        September 30,   December 31,
------------------------------------------------------------------------------------------------
1996
----
Operating revenues                       $1,917.8     $ 2,069.4        $2,012.9        $2,022.2
Operating income                         $  215.4     $   419.5        $  388.4        $  426.0
Earnings before cumulative effect of
 change in accounting for directory
 publishing income                       $   98.6     $   230.5        $  205.4        $  239.8
Cumulative effect of change in
 accounting for directory publishing
 income, net of taxes                    $   55.7             -        $      -        $      -
Net income                               $  154.3     $   230.5        $  205.4        $  239.8
1995
----
Operating revenues                       $1,929.7     $ 2,008.4        $1,968.6        $1,973.1
Operating income                         $  306.5     $   125.1        $  309.4        $  295.4
Net income (loss)                        $  154.6     $(2,255.2)       $  163.2        $  141.1

Results for the first, second, third and fourth quarters of 1996 include $23.4, $31.1, $11.4 and $21.9 million, respectively, of pretax charges for retirement incentives, which were reflected in operating expenses. The after-tax effect of these charges was $15.2, $20.3, $7.4 and $14.2 million, respectively.

Results for the first quarter of 1996 include the effects of the change in accounting for directory publishing income, recorded as a cumulative effect of a change in accounting principle (see Note C), and $93.6 million of charges related to various self-insurance programs, legal, regulatory and other obligations and contingencies. Results for the third quarter of 1996 include a gain of $9 million ($5.9 million after-tax) resulting from revised charges related to customer claims as a result of favorable negotiations with interexchange carriers. Results for the third and fourth quarters of 1996 also include $9.7 and $31.4 million, respectively, of pretax credits to medical expense associated with plan amendments. Results for the second, third and fourth quarters of 1996 include $11.9, $28.1 and $31.6 million, respectively, of pretax credits to depreciation expense associated with revised estimates of future net salvage value.

Results for the first, second, third and fourth quarters of 1995 include $33.8, $115.2, $14.7 and $140.4 million, respectively, of pretax charges for retirement incentives, which were reflected in operating expenses. The after-tax effect of these charges was $22.0, $74.9, $9.5 and $91.2 million, respectively.

Results for the second quarter of 1995 include the effects of the discontinuance of regulatory accounting principles, recorded as an extraordinary item (see Note
B); and $162.0 million ($105.3 million after-tax) for certain items to meet various tax, benefit and legal obligations and contingencies, which was included in operating expenses. Results for the third quarter of 1995 include $85.1 million ($55.3 million after-tax) for certain items to meet tax and legal obligations and contingencies, which was included in operating expenses. Results for the fourth quarter of 1995 include a net $33.4 million of pretax credits in operating expenses ($22.0 million after-tax) primarily due to revised estimates associated with benefit accruals, and a $13.7 million ($8.9 million after-tax) reduction in Interest expense on the revenue set aside as ordered by the NYSPSC, partially offset by a $15.0 million ($9.7 million after-tax) charge in operating expenses for a gross receipts tax settlement.

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

There were no events reportable under Item 9.

                                    PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Annual Report on Form 10-K.

                                                                         Page(s) in this
                                                                         Annual Report on
                                                                           Form 10-K
                                                                        ------------------
 (1) Consolidated Financial Statements filed as part of this report are listed in the Table of Contents and contained in Item 8 herein.
(2)  Consolidated Financial Statement Schedule. The following consolidated financial statement schedule of the Registrant is included herein in response to Item 14:
II - Valuation and Qualifying Accounts                                        41

Consolidated financial statement schedules other than that listed above have been omitted b required information is contained in the consolidated financial statements and notes thereto such schedules are not required or applicable.

(3) Exhibits. Exhibits on file with the Securities and Exchange Commission ("SEC"), identifi parentheses below, are incorporated herein by reference as exhibits hereto.


Exhibit
Number
---------
(3) a        Certificate of Incorporation of New York Telephone Company (the "Company") as
             amended and restated December 2, 1987 (Exhibit No. (3)a to the Registrant's filing on
             Form SE dated March 24, 1988, File No. 1-3435).

(3) b        By-laws of the Company as amended April 22, 1987 (Exhibit No. (3)b to the
             Registrant's filing on Form SE dated March 24, 1988, File No. 1-3435).

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

                               NEW YORK TELEPHONE COMPANY

                               By         John W. Diercksen
                                  ---------------------------------
                                          John W. Diercksen
                                  Acting Vice President-Finance and
                                               Treasurer

                                            March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

Richard A. Jalkut*
President and Chief Executive Officer

Principal Financial Officer:

John W. Diercksen
Acting Vice President-Finance and Treasurer

Principal Accounting Officer:

John W. Diercksen*
Controller

Directors:

A Majority of Directors:

   Lilyan H. Affinito*           *By: John W. Diercksen
   Joseph A. Califano, Jr.*           ------------------------------------
   A. J. Eckelman*                    (John W. Diercksen, as attorney-in-
   Thomas F. Gilbane, Jr.*            fact, and on his own behalf as
   Ronald A. Homer*                   Principal Financial Officer and
   Alice Stone Ilchman*               Principal Accounting Officer)
   Richard A. Jalkut*
   Jane E. Newman*                    March 27, 1997
   Donald B. Reed*
   Paul L. Snyder*
   Ira Stepanian*
   Frank J. Tasco*

                   NEW YORK TELEPHONE COMPANY AND SUBSIDIARY
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Millions)

COLUMN A                           COLUMN B                    COLUMN C                  COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                   ------------------------------
                                  Balance at        Charged to       Charged to                            Balance at
                                  Beginning of      Costs and           Other                               End of
Description                         Period          Expenses          Accounts           Deductions         Period
---------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectibles
  Year 1996    ...............      $154.7            $107.8           $167.4 (a)        $267.6 (b)          $162.3
  Year 1995    ...............      $133.6            $109.2           $180.7 (a)        $268.8 (b)          $154.7
  Year 1994    ...............      $134.8            $ 79.9           $145.3 (a)        $226.4 (b)          $133.6
Restructuring
  Year 1996    ...............      $184.6            $    -           $    -            $114.3              $ 70.3
  Year 1995    ...............      $334.0            $    -           $    -            $149.4              $184.6
  Year 1994    ...............      $494.0            $    -           $    -            $160.0              $334.0

-----------
(a) Includes amounts to establish a reserve for purchased accounts receivable.
(b) Amounts written-off as uncollectible. Amounts previously written-off are credited directly to this account when recovered.

(Recycled Logo)

NYNEX Recycles