Form 10-Q
period 1997-03-31
NEW YORK TELEPHONE CO
filed 1997-05-12
CIK 71689

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No ____.

Form 10-Q Part I                                      New York Telephone Company

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
  -----------------------------------------------------------------------------
                            (In Millions) (Unaudited)

                                                      For The Three Months Ended
                                                               March 31,
                                                           1997        1996
                                                      --------------------------
OPERATING REVENUES
------------------
Local service                                            $1,106.2   $ 1,169.9
Long distance                                                65.4       103.5
Network access                                              589.7       526.8
Other                                                       152.1       117.6
                                                         --------   ---------
     Total operating revenues                             1,913.4     1,917.8
                                                         --------   ---------

OPERATING EXPENSES
------------------
Maintenance and support                                     643.8       624.2
Depreciation and amortization                               329.3       349.1
Marketing and customer services                             279.0       273.7
Taxes other than income                                     175.4       155.8
Provision for uncollectible revenues                         26.8        26.9
Other                                                       183.7       272.7
                                                         --------   ---------
     Total operating expenses                             1,638.0     1,702.4
                                                         --------   ---------

Operating income                                            275.4       215.4

Other income (expense) - net                                 (5.9)       (1.6)

Interest expense                                            106.9        70.1
                                                         --------   ---------

Earnings before income taxes and cumulative
   effect of change in accounting principle                 162.6       143.7

Income taxes                                                 54.7        45.1
                                                         --------   ---------

Earnings before cumulative effect of change
   in accounting principle                                  107.9        98.6

Cumulative effect of change in accounting for
   directory publishing income, net of taxes (Note B)          --        55.7
                                                         --------   ---------

NET INCOME                                               $  107.9   $   154.3
                                                         ========   =========

RETAINED EARNINGS (ACCUMULATED DEFICIT)
---------------------------------------
Beginning of period                                      $ (439.4)  $(1,269.4)
   Net income                                               107.9       154.3
   Dividends declared (Note G)                                 --          --
                                                         --------   ---------
End of period                                            $ (331.5)  $(1,115.1)
                                                         ========   =========


          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                      New York Telephone Company

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (In Millions) (Unaudited)
                                                        March 31,   December 31,
                                                          1997         1996
                                                       ---------    ------------
ASSETS
------
Current assets:
   Cash                                                $    42.8    $    22.8
   Receivables
     Trade and other (net of allowance of $154.0 and
      $162.3, respectively)                              1,509.6      1,561.0
     Affiliates                                             89.5        124.6
   Deferred charges                                         95.7         70.6
   Deferred income taxes                                     0.4          0.8
   Inventory                                               129.3        110.8
   Prepaid expenses and other                              167.9         98.3
                                                       ---------    ---------
       Total current assets                              2,035.2      1,988.9
                                                       ---------    ---------

Telephone plant - at cost                               21,132.5     20,861.2
   Less:  accumulated depreciation                      11,799.1     11,515.4
                                                       ---------    ---------
                                                         9,333.4      9,345.8
                                                       ---------    ---------

Long-term investment, deferred charges and other           326.3        327.5
                                                       ---------    ---------
     TOTAL ASSETS                                      $11,694.9    $11,662.2
                                                       =========    =========

LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------
Current liabilities:
   Accounts payable
     Affiliates                                        $   785.1    $   657.4
     Other                                                 913.6      1,175.5
   Short-term debt                                         841.8        629.6
   Dividends payable                                       243.7        191.6
   Taxes accrued                                            59.1         62.4
   Deferred income taxes                                    82.5         83.5
   Advance billing and customers' deposits                 179.9        180.8
   Interest accrued                                         63.7         64.3
                                                       ---------    ---------
       Total current liabilities                         3,169.4      3,045.1
                                                       ---------    ---------

Long-term debt                                           3,810.5      3,852.6
Deferred income taxes                                       39.4         17.4
Unamortized investment tax credits                         102.5        106.7
Other long-term liabilities and deferred credits         1,980.9      1,912.4
                                                       ---------    ---------
       Total liabilities                                 9,102.7      8,934.2
                                                       ---------    ---------

Commitments and contingencies (Notes C, D and E)

Share owner's equity:
   Common stock - one share, without par value (Note G)      1.0          1.0
   Additional paid-in capital (Note G)                   2,922.7      3,166.4
   Retained earnings/(Accumulated deficit)                (331.5)      (439.4)
                                                       ---------    ---------
       Total share owner's equity                        2,592.2      2,728.0
                                                       ---------    ---------
     TOTAL LIABILITIES AND SHARE OWNER'S EQUITY        $11,694.9    $11,662.2
                                                       =========    =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                      New York Telephone Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Millions) (Unaudited)

                                                      For The Three Months Ended
                                                                March 31,
                                                            1997        1996
                                                      --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $107.9      $154.3
                                                           ------      ------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                            329.3       349.1
   Deferred income taxes - net                               25.0       (23.7)
   Deferred credits - net                                    (4.2)       (5.8)
   Change in operating assets and liabilities:
     Receivables                                             86.5        (1.0)
     Deferred charges                                       (25.1)       (7.1)
     Deferred income taxes                                    0.4        43.3
     Inventory                                              (18.5)        2.4
     Prepaid expenses and other                             (69.6)      (68.5)
     Accounts payable                                      (134.2)     (119.3)
     Taxes Accrued                                           (3.3)       84.2
     Deferred income tax liability                           (1.0)       10.8
     Advance billing and customers' deposits                 (0.9)       (1.3)
     Interest accrued                                        (0.6)       (2.7)
   Other - net                                               32.4       (77.3)
                                                           ------      ------
         Total adjustments                                  216.2       183.1
                                                           ------      ------

Net cash provided by operating activities                   324.1       337.4
                                                           ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (282.1)     (201.4)
                                                           ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX                                      212.2        52.3
   Dividends paid to NYNEX                                 (191.6)     (180.5)
   Repayment of long-term debt and capital leases           (42.6)       (1.7)
                                                           ------      ------

Net cash used in financing activities                       (22.0)     (129.9)
                                                           ------      ------

   Net increase in Cash                                      20.0         6.1
   Cash at beginning of period                               22.8        39.9
                                                           ------      ------
   Cash at end of period                                   $ 42.8      $ 46.0
                                                           ======      ======


          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                      New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

A      Basis of Presentation
       ---------------------

The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. Certain information in the consolidated financial statements for 1996 has been reclassified to conform to the current period's presentation. The results for interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

B      Change in Accounting Principle
       ------------------------------

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it was the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The application of the point of publication method did not have a material effect on operating results for the year ended December 31, 1996.

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

C      Financial Commitments
       ---------------------

As of December 31, 1996, the Company had deferred $68 million of revenues under the plan approved by the New York State Public Service Commission ("NYSPSC") in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the "Incentive Plan"), and $27 million for a 1994 service improvement plan obligation. The deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain commitments, the NYSPSC has the authority to require the Company to rebate the deferred revenues to customers. As of March 31, 1997, $68 million of the deferred revenues in connection with the Incentive Plan remained deferred. In February 1997, the NYSPSC determined that the Company had not met all of the targets established in the 1994 service improvement plan and directed the Company to rebate to customers $12 million, plus related interest of $5 million, of the $27 million set aside revenues. As of March 31, 1997, the remaining $10 million of the deferred revenues was recognized.

The Incentive Plan establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. The Company accrued $62 million of revenues based on service performance results for Plan Year 1, $16 million of which had been rebated to customers in 1996, and $46 million of which remained accrued at December 31, 1996. During the first quarter of 1997, an additional $10 million in rebates was ordered and accrued as a result of the NYSPSC's denial of the Company's claim of miscalculation of certain service performance data, and $44 million was rebated to customers. As of March 31, 1997, $12 million of revenues remained accrued.

D      Revenues Subject To Possible Refund
       -----------------------------------

Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $284 million, plus related interest. In the first quarter of 1997, the NYSPSC approved a settlement agreement with respect to affiliate transaction issues resulting from the Company's 1990 intrastate rate case. Pursuant to that agreement the Company will refund $87 million to customers. (The Company accrued charges for the refund in 1995 and 1996). The settlement resolved all pending issues related to affiliate transactions. As of March 31, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $48 million for the Company, and approximately $7 million for the Company and New England Telephone and Telegraph Company ("New England Telephone") together in connection with one other proceeding, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

Form 10-Q Part I                                      New York Telephone Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

E      Litigation and Other Contingencies
       ----------------------------------

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

F      Supplemental Cash Flow Information
       ----------------------------------

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                         For the
                                                    Three Months Ended
                                                         March 31,
                                                      1997      1996
                                                    ------------------
                                                       (In millions)

          Income tax payments (refunds)                16.8    ($16.4)
          Interest payments*                          $87.7     $82.2


* Amounts shown are net of capitalized interest of $5.6 and $6.9 million in 1997 and 1996, respectively.

G      Share Owner's Equity
       --------------------

Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common Stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional paid-in capital. All subsequent dividends have been declared from Additional paid-in capital.

H      Proposed Merger
       ---------------

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

process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. At special meetings held in November 1996, the shareholders of both companies voted to approve the Merger. The state regulatory commissions in NYNEX's region have approved or have not sought jurisdiction over the Merger. Effective March 21, 1997, the NYSPSC issued an order approving the Merger, subject to certain conditions, which were accepted by NYNEX and Bell Atlantic on March 31, 1997. On April 24, 1997, the United States Department of Justice announced that its Antitrust Division had closed its investigation of the proposed Merger, having concluded that the Merger does not violate the antitrust laws. NYNEX and Bell Atlantic have filed applications with the Federal Communications Commission ("FCC") seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone subsidiaries. The completion of the Merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The Merger is expected to qualify as a pooling of interests for accounting purposes. NYNEX expects to be able to complete the Merger in the second quarter of 1997.

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations
---------------------

Net income for the first quarter of 1997 was $107.9 million. Net income for the first quarter of 1996 was $154.3 million.

Net income for the first quarter of 1997 includes after-tax charges of $117.8 million for retirement incentives (see Retirement Incentives), and an after-tax net benefit of $18.1 million resulting primarily from the resolution of various regulatory contingencies (see Operating Revenues and Operating Expenses). Net income for the first quarter of 1996 included a gain of $55.7 million for the cumulative effect of a change in accounting for directory publishing income (see Note B), after-tax charges of $102.7 million for accruals related to various self-insurance programs, legal, regulatory and other obligations and contingencies, and after-tax charges of $15.2 million for retirement incentives.

Excluding the above items, net income for the first quarter of 1997 would have been $207.6 million, a decrease of $8.9 million, or 4.1%, from adjusted net income for the first quarter of 1996.

Operating Revenues
------------------

Operating revenues for the first quarter of 1997 were $1.9 billion, a decrease of $4.4 million, or 0.2%, from the first quarter of 1996.

Included in operating revenues for the first quarter of 1997 was an $83.0 million reduction for refunds to customers in connection with the resolution of various regulatory contingencies which were recorded in Other operating expenses in prior periods (see Operating Expenses). Included in the operating revenues for the first quarter of 1996 were charges of $55.0 million related to customer claims and a $14.0 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by the Company on behalf of interexchange carriers.

Excluding the items discussed above, operating revenues would have improved $9.6 million, or 0.5%, over adjusted operating revenues for the first quarter of 1996.

The $9.6 million improvement in adjusted operating revenues includes the following categories:

Local service revenues are earned from the provision of local exchange, local private line and local public network services. Local service revenues improved $5.3 million, or 0.4%, over the first quarter of 1996 primarily due to the net of (i) a $32 million increase attributable to revenues earned from Optional Calling Plans ("OCPs") which were recorded in Long distance revenues

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

in the first quarter of 1996, (see Long distance revenues), of which $9 million is attributable to increased demand, and (ii) a $12 million reduction for rebates to customers as ordered under the 1994 service improvement plan (see Note C), a $10 million reduction for service rebates issued pursuant to a performance-based regulatory plan (the "Incentive Plan") (see Note C), and a $3 million decrease in rates attributable to an order by the NYSPSC in 1995 approving the Incentive Plan. Certain decreases, primarily due to customer selection of competing carriers as a result of intraLATA presubscription ("ILP"), are being partially offset by increases in Network access revenues.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. Long distance revenues decreased $38.1 million, or 36.8%, from the first quarter of 1996 primarily due to a $23 million decrease attributable to revenues earned from OCPs which were recorded in Long distance revenues in the first quarter of 1996 and are currently recorded in Local service revenues (see Local service revenues), and a $15 million decrease primarily due to decreased demand.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Network access revenues improved $7.9 million, or 1.4%, over the first quarter of 1996 resulting primarily from the net of (i) a $17 million improvement in special access revenues and a $15 million improvement in switched access revenues, both primarily due to increased demand, including the previously mentioned partial offset of decreases in Local service revenues, and (ii) an $18 million reduction in interstate rates and a $5 million reduction in intrastate rates attributable to an NYSPSC order issued in 1995.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $35.1 million, or 29.8%, improvement results primarily from the net of (i) a $27 million increase resulting from the reversal of the reduction of Other revenues recorded in a prior period for service rebate obligations pursuant to the 1994 service improvement plan (see Local revenues), a $17 million increase resulting from the reduction of revenues in 1996 for service rebate obligations under the Incentive Plan, and a net $8 million increase in directory revenues from the directory licensing agreement with Information Resources consisting of a $14 million increase attributable to business growth, partially offset by a $6 million increase in retirement incentive costs, and (ii) a $20 million decrease attributable to the recognition in 1996 of previously deferred revenues in connection with ILP commitments that were met.

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Operating Expenses
------------------

Operating expenses for the first quarter of 1997 were $1.6 billion, a decrease of $64.4 million, or 3.8%, from the first quarter of 1996.

Included in the operating expenses for the first quarter of 1997 were charges of $181.2 million for retirement incentives (see Retirement Incentives) and a net $138.6 million decrease in expenses resulting primarily from the resolution of various regulatory contingencies ($83 million of which is currently reflected as a reduction of revenues (see Operating Revenues), and $4 million of which is currently reflected as interest expense (see Interest Expense)), and the reclassification of charges accrued in a prior period for tax issues to Interest expense (see Interest Expense). Included in the operating expenses for the first quarter of 1996 were charges of $23.3 million for retirement incentives, a $14.0 million intrastate gross receipts tax refund (see Operating Revenues) and charges of $103.0 million for various self-insurance programs, legal and regulatory contingencies.

Excluding the items discussed above, operating expenses would have increased $5.3 million, or 0.3%, over adjusted operating expenses for the first quarter of 1996.

The $5.3 million increase in adjusted operating expenses includes the following categories:

Depreciation and amortization decreased $22.4 million, or 6.4%, from the first quarter of 1996 resulting from the net of (i) a $17 million increase due to growth in depreciable plant investment, and (ii) a $39 million decrease attributable to revised estimates of future net salvage value and remaining useful lives in the second, third and fourth quarters of 1996, and technical updates to depreciation rates in 1997.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $3.2 million, or 1.9%, from the first quarter of 1996 resulting primarily from the net of (i) a $2 million increase attributable to an increase in property tax rates, and (ii) a $5 million decrease in gross receipts taxes attributable to a change in New York State legislation.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, increased $3.5 million over the first quarter of 1996 primarily due to additional labor costs incurred in connection with initiatives to improve service quality.

Other operating expenses, consist primarily of contracted and centralized services, rent and other general and administrative costs. Other operating expenses increased $27.4 million over the first quarter of 1996 resulting from a $15 million increase in charges from Telesector Resources Group, Inc. ("Telesector Resources") for data processing services and materials management, a $7 million increase in right to use fees due to increased

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

deployment of buyouts for software upgrades, a $7 million increase in motor vehicle lease expense attributable to service related expansion of motor vehicle fleet, a $5 million increase in charges from other local exchange carriers, and
(ii) a $7 million decrease in plant and overhead loadings resulting primarily from lower overtime incurred due to favorable weather conditions.

Other income (expense) - net
----------------------------

Other income (expense) - net increased $4.3 million over the first quarter of 1996 primarily due to a decrease in income earned from Telesector Resources.

Interest expense
----------------

Interest expense increased $36.8 million over the first quarter of 1996. Interest expense for the first quarter of 1997 includes charges of $27.6 million resulting from the resolution of various regulatory contingencies and tax issues. Excluding these charges, adjusted interest expense for the first quarter of 1997 would have been $79.3 million, an increase of $9.2 million, or 13.1%, over interest expense for the first quarter of 1996.

The $9.2 million increase in adjusted interest expense results primarily from a $5 million increase due to the higher level of advances from NYNEX in 1997, and a $5 million increase attributable to the settlement of obligations pursuant to a service improvement plan implemented in 1994.

Income taxes
------------

Income taxes increased $9.6 million, or 21.3%, over the first quarter of 1996 primarily due to an increase in pretax income and other tax adjustments.

Retirement Incentives
---------------------

The number of employees who elected to leave under retirement incentives in the first quarter of 1997 and 1996 are as follows:

                                                1997      1996
                                                ----      ----
            Management                           750       100
            Associates                            20        25
                                                ----      ----
            Total                                770       125
                                                ====      ====

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

The components of the charges for retirement incentives in first quarter of 1997 and 1996 are as follows:
                                             For the Three Months Ended
                                                      March 31,
(In millions)                                1997                  1996
-------------                                ----                  ----
                                       Pretax    After-Tax   Pretax    After-Tax
                                       ------    ---------   ------    ---------
Pension enhancement charges            $126.7     $ 82.4     $22.7      $14.8
Postretirement medical costs             54.5       35.4       0.6        0.4
                                       ------     ------     -----      -----
                                       $181.2     $117.8     $23.3      $15.2
                                       ======     ======     =====      =====

Included in the charges above for the first three months of 1997 and 1996, are amounts charged to the Company by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentives; $56.6 million and $8.3 million, respectively ($36.8 million and $5.4 million, respectively, after-tax) for pension enhancements and $22.5 million and $(0.4) million, respectively ($14.6 million and $(0.3) million, respectively, after-tax) for postretirement medical costs. The total number of employees who left Telesector Resources under the retirement incentives in the first quarter of 1997 and 1996 were 845 and 180, respectively, of which 520 and 110, respectively, were allocated to the Company for determining the Company's portion of Telesector Resources charges for retirement incentives. Most of the cost of the retirement incentives is funded by NYNEX's pension plans.

The severance reserves established in 1993 have been and will continue to be transferred to the pension liability on a per employee basis as employees accept the retirement incentives. The postretirement medical liability established in 1993 has been and will continue to be applied to retired employees on a per employee basis as employees accept the retirement incentives. The reserves for management employees were completely utilized during 1996.

During the first quarter of 1996, severance reserves of $1 million were transferred to the pension liability and $1 million of postretirement medical liability was applied on a per employee basis as a result of associates leaving under the retirement incentives. $1 million of severance reserves and $2 million of postretirement medical liability were transferred from the Company to Telesector Resources during the first quarter of 1997 for the allocated number of Telesector Resources associates who left under the retirement incentives. At March 31, 1997, $65 million of severance reserves and $88 million of unapplied postretirement medical liability remained.

Cumulative effect of change in accounting principle
---------------------------------------------------

Effective January 1, 1996, Information Resources, a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $95.4 million ($55.7 million after-tax) in the first quarter of 1996. The application of the point of publication method did not have a material effect on operating results for the year ended December 31, 1996.

Financing
---------

At March 31, 1997, the Company had $250 million of unissued, unsecured debt securities registered with the SEC. On March 5, 1997, the Company redeemed its $42 million 8.20% Thirty Year Private Placement Notes, due July 1, 2008.

Regulatory Environment
----------------------

Telecommunications Act of 1996

On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Telecommunications Act of 1996 (the "Act"). NYNEX is unable to assess fully the potential impact of these new rules until the FCC releases the full text of its access reform and price cap orders later in May. Based on the information currently available, however, NYNEX does not believe that these proceedings will result in a material adverse impact on results of operations or financial condition.

Access Charges

Access charges are the rates long distance carriers pay for use and availability of the telephone subsidiaries' facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Telephone Companies to recover their costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Telephone Companies which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from interexchange carriers through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

A portion of the Telephone Companies' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged, but such charges for additional residential lines and multi-line businesses will rise.

The restructuring of access charges in January 1998 is expected to be revenue neutral to NYNEX's Telephone Companies.

The FCC is expected to adopt an order later this year that would address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. NYNEX is unable to predict the results of this further proceeding.

Price Caps

The FCC also adopted modifications to its price cap rules that will affect access rate levels. Under the current price cap rules effective through June 30, 1997, NYNEX's price cap index is adjusted by an inflation index (GDP-PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as NYNEX may elect, which is intended to reflect increases in productivity ("Productivity Factor"). For the current period ending June 30, 1997, NYNEX has chosen the 5.3% Productivity Factor.

The FCC has adopted new rules, effective July 1, 1997, that will create a single Productivity Factor for all price cap companies of 6.5%, with no requirements to share a portion of future interstate earnings, and will set rates as if the higher factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Telephone Companies' networks to provide equal access to facilities for all long distance carriers.

Universal Service

The FCC also adopted rules designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas that are expensive to serve. The FCC will maintain existing levels of universal service support for such high cost areas pending completion of further FCC proceedings. By the end of 1997, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine whether to increase the size of this federal universal service fund for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1 to 2% of its revenues. NYNEX, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

Other


NYNEX has submitted to the NYSPSC for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271. NYNEX has also submitted to the NYSPSC for its review a draft of NYNEX's Section 271 application to the FCC. These matters are pending before the NYSPSC. NYNEX expects to file its Section 271 application with the FCC later this year. Under
Section 271, the FCC must approve or deny the application within 90 days of filing.

State Regulatory
----------------

The NYSPSC has opened a general proceeding to review the level of intrastate access rates in New York. Hearings are scheduled in June.

In May 1997, the Company filed a tariff in compliance with the NYSPSC's order setting rates for an initial group of unbundled network elements. One party

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

has petitioned for reconsideration of the order, and other parties have been granted additional time to file such petitions.

Evidentiary hearings were held in April concerning costs and rates for a second group of unbundled network elements (including operator services) and related "cost onsets". These hearings addressed, among other issues, recovery of the expenditures that have been made and that continue to be made by the Company to provide its competitors with electronic access to its operations support systems. A decision is expected sometime this summer.

Form 10-Q Part II                                     New York Telephone Company

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          Exhibit
          -------
          Number
          ------

          (12) Computation of Ratio of Earnings to Fixed Charges

          (27) Financial Data Schedule


(b)       Reports on Form 8-K
          -------------------

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



                                             New York Telephone Company



                                                  John W. Diercksen
                                   ---------------------------------------------
                                                  John W. Diercksen
                                   Acting Vice President - Finance and Treasurer
                                    (Principal Financial and Accounting Officer)















May 12, 1997