Form 10-Q
period 1997-06-30
NEW YORK TELEPHONE CO
filed 1997-08-06
CIK 71689

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)
---
 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

----              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
----                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to_______


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_ .   No ___.

Form 10-Q Part I                                     New York Telephone Company


                         PART I - FINANCIAL INFORMATION
  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
  -----------------------------------------------------------------------------
                            (In Millions) (Unaudited)

                                                                    Three Months                    Six Months
For the Period Ended June 30,                                   1997            1996           1997             1996
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
------------------
Local service                                                  $1,247.6      $ 1,161.5       $2,353.8         $ 2,331.4
Long distance                                                      65.0           93.9          130.4             197.4
Network access                                                    590.6          575.4        1,180.3           1,102.2
Other                                                             191.9          238.6          344.0             356.2
                                                               --------      ---------       --------         ---------
     Total operating revenues                                   2,095.1        2,069.4        4,008.5           3,987.2
                                                               --------      ---------       --------         ---------

OPERATING EXPENSES
------------------
Maintenance and support                                           696.2          646.3        1,340.0           1,270.5
Depreciation and amortization                                     311.5          339.6          640.8             688.7
Marketing and customer services                                   298.6          269.6          577.6             543.3
Taxes other than income                                           173.0          171.9          348.4             327.7
Provision for uncollectible revenues                               27.8           23.5           54.6              50.4
Other                                                             168.5          199.0          352.2             471.7
                                                               --------      ---------       --------         ---------
     Total operating expenses                                   1,675.6        1,649.9        3,313.6           3,352.3
                                                               --------      ---------       --------         ---------

Operating income                                                  419.5          419.5          694.9             634.9
Other income (expense) - net                                       (2.9)           0.3           (8.8)             (1.3)
Interest expense                                                   68.6           72.2          175.5             142.3
                                                               --------      ---------       --------         ---------

Earnings before income taxes and
   cumulative effect of change
   in accounting principle                                        348.0          347.6          510.6             491.3

Income taxes                                                      118.5          117.1          173.2             162.2
                                                               --------       --------       --------         ---------

Earnings before cumulative effect of
   change in accounting principle                                 229.5          230.5          337.4             329.1

Cumulative effect of change in
   accounting for directory publishing
   income, net of taxes (Note B)                                  -              -              -                  55.7
                                                               --------      ---------       --------         ---------
NET INCOME                                                     $  229.5      $   230.5       $  337.4         $   384.8
                                                               ========      =========       ========         =========

RETAINED EARNINGS (ACCUMULATED DEFICIT)
--------------------------------------
Beginning of period                                            $ (331.5)     $(1,115.1)      $ (439.4)        $(1,269.4)
   Net income                                                     229.5          230.5          337.4             384.8
   Dividends declared (Note G)                                     -             -               -                 -
                                                               --------      ---------       --------         ---------
End of period                                                  $ (102.0)     $  (884.6)      $ (102.0)        $  (884.6)
                                                               ========      =========       ========         =========

          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                      New York Telephone Company


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (In Millions) (Unaudited)

                                                         June 30,   December 31,
                                                          1997         1996
                                                        ----------  ------------
ASSETS
------
Current assets:
   Cash                                                  $    21.6    $    22.8
   Receivables
     Trade and other (net of allowance
      of $158.5 and $162.3, respectively)                  1,531.2      1,561.0
     Affiliates                                              139.7        124.6
   Deferred charges                                           65.2         70.6
   Deferred income taxes                                       0.4          0.8
   Inventory                                                 149.3        110.8
   Prepaid expenses and other                                120.6         98.3
                                                         ---------    ---------
       Total current assets                                2,028.0      1,988.9
                                                         ---------    ---------

Telephone plant - at cost                                 21,457.3     20,861.2
   Less:  accumulated depreciation                        12,027.2     11,515.4
                                                         ---------    ---------
                                                           9,430.1      9,345.8
                                                         ---------    ---------

Long-term investment, deferred charges and other             323.3        327.5
                                                         ---------    ---------
     TOTAL ASSETS                                        $11,781.4    $11,662.2
                                                         =========    =========

LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------
Current liabilities:
   Accounts payable
     Affiliates                                          $   802.4    $   657.4
     Other                                                   922.7      1,175.5
   Short-term debt                                           849.6        629.6
   Dividends payable                                         243.7        191.6
   Taxes accrued                                             110.4         62.4
   Deferred income taxes                                      80.8         83.5
   Advance billing and customers' deposits                   171.4        180.8
   Interest accrued                                           74.5         64.3
                                                         ---------    ---------
       Total current liabilities                           3,255.5      3,045.1
                                                         ---------    ---------

Long-term debt                                             3,810.4      3,852.6
Deferred income taxes                                         53.4         17.4
Unamortized investment tax credits                            98.2        106.7
Other long-term liabilities and deferred credits           1,985.9      1,912.4
                                                         ---------    ---------
       Total liabilities                                   9,203.4      8,934.2
                                                         ---------    ---------

Commitments and contingencies (Notes C, D and E)

Share owner's equity:
   Common stock - one share, without par value (Note G)        1.0          1.0
   Additional paid-in capital (Note G)                     2,679.0      3,166.4
   Retained earnings/(Accumulated deficit)                  (102.0)      (439.4)
                                                         ---------    ---------
       Total share owner's equity                          2,578.0      2,728.0
                                                         ---------    ---------
     TOTAL LIABILITIES AND SHARE OWNER'S EQUITY          $11,781.4    $11,662.2
                                                         =========    =========


          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                      New York Telephone Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (In Millions) (Unaudited)

                                                        For The Six Months Ended
                                                                June 30,
                                                           1997           1996
                                                        ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $ 337.4        $ 384.8
                                                         -------        -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                           640.8          688.7
   Deferred income taxes - net                              37.1          (62.5)
   Deferred credits - net                                   (8.5)         (11.7)
   Change in operating assets and liabilities:
     Receivables                                            14.7          (39.9)
     Deferred charges                                        5.4          (24.7)
     Deferred income taxes - current                         0.4           43.3
     Inventory                                             (38.5)          (5.1)
     Prepaid expenses and other                            (22.3)         (39.0)
     Deferred income taxes - non-current                     -             (6.8)
     Accounts payable                                     (107.8)        (342.9)
     Taxes accrued                                          48.0           38.4
     Deferred income tax liability                          (2.7)          16.5
     Advance billing and customers' deposits                (9.4)          (3.0)
     Interest accrued                                       10.2           (2.0)
   Other - net                                              (0.8)         (63.4)
                                                         -------        -------
         Total adjustments                                 566.6          185.9
                                                         -------        -------

Net cash provided by operating activities                  904.0          570.7
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (646.6)        (488.8)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX                                     220.0          333.3
   Dividends paid to NYNEX                                (435.3)        (372.1)
   Repayment of long-term debt and capital leases          (43.3)         (58.5)
                                                         -------        -------

Net cash used in financing activities                     (258.6)         (97.3)
                                                         -------        -------

   Net (decrease) in Cash                                   (1.2)         (15.4)
   Cash at beginning of period                              22.8           39.9
                                                         -------        -------
   Cash at end of period                                 $  21.6        $  24.5
                                                         =======        =======


          See accompanying notes to consolidated financial statements.

Form 10-Q Part I                                      New York Telephone Company


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

A   Basis of Presentation
    ---------------------

The consolidated financial statements have been prepared by New York Telephone Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. Certain information in the consolidated financial statements for 1996 has been reclassified to conform to the current period's presentation. The results for interim periods are not necessarily indicative of the results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q.

B   Change in Accounting Principle
    -------------------------------

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

Form 10-Q Part I                                     New York Telephone Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

C   Financial Commitments
    ---------------------

As of December 31, 1996, the Company had deferred $68 million of revenues under the plan approved by the New York State Public Service Commission ("NYSPSC") in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the "Incentive Plan"), and $27 million for a 1994 service improvement plan obligation. The deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain commitments, the NYSPSC has the authority to require the Company to rebate the deferred revenues to customers. In the second quarter of 1997, $5 million of the deferred revenues was recognized in connection with Incentive Plan commitments that were met and $63 million of the deferred revenues remained deferred. In February 1997, the NYSPSC determined that the Company had not met all of the targets established in the 1994 service improvement plan and directed the Company to rebate to customers $12 million, plus related interest of $5 million, of the $27 million set aside revenues. In the first quarter of 1997, the remaining $10 million of the deferred revenues was recognized.

The Incentive Plan establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. The Company accrued $62 million of revenues based on service performance results for Plan Year 1, $16 million of which had been rebated to customers in 1996, and $46 million of which remained accrued at December 31, 1996. During the first quarter of 1997, an additional $10 million in rebates was ordered and accrued as a result of the NYSPSC's denial of the Company's claim of miscalculation of certain service performance data, and $45 million was rebated to customers. As of June 30, 1997, $11 million of revenues remained accrued.

D   Revenues Subject To Possible Refund
    -----------------------------------

Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $284 million, plus related interest. In the first quarter of 1997, the NYSPSC approved a settlement agreement with respect to affiliate transaction issues resulting from the Company's 1990 intrastate rate case. Pursuant to that agreement the Company will refund $89 million (including interest) to customers. (The Company accrued charges for the refund in 1995 and 1996). The settlement resolved all pending issues related to affiliate transactions. As of June 30, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $53 million plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

Form 10-Q Part I                                      New York Telephone Company


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------

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

F   Supplemental Cash Flow Information
    ----------------------------------

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                             For the
                                                         Six Months Ended
                                                              June 30,
                                                        1997           1996
                                                      ----------------------
                                                          (In millions)

         Income tax payments                            $61.0         $176.6
         Interest payments*                            $156.7         $147.7


* Amounts shown are net of capitalized interest of $10.6 and $11.6 million in 1997 and 1996, respectively.

G   Share Owner's Equity
    --------------------

Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common Stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional paid-in capital. All subsequent dividends have been declared from Additional paid-in capital.

H   Proposed Merger
    ---------------

NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals under a definitive merger agreement (the "Merger"), entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX will become a subsidiary of Bell Atlantic. NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the Merger.

The Merger is expected to qualify as a "pooling of interests," which means that, for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. At special meetings held in November 1996, stockholders of both companies approved the Merger. The completion of the Merger is subject to the Federal Communications

Form 10-Q Part I                                      New York Telephone Company


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

Commission's ("FCC") approval, which is expected to be received shortly.

After the closing of the Merger, Bell Atlantic will file, as part of a Current Report on Form 8-K, unaudited pro forma combined condensed financial statements which give effect to the Merger using the pooling-of-interests method of accounting.

Form 10-Q Part I                                      New York Telephone Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations
---------------------

Net income for the first six months of 1997 was $337.4 million. Net income for the same period of 1996 was $384.8 million.

Net income for the first six months of 1997 includes after-tax charges of $139.5 million for retirement incentives (see Retirement Incentives), and an after-tax net benefit of $18.1 million resulting primarily from the resolution of various regulatory contingencies (see Operating Revenues and Operating Expenses). Net income for the same period of 1996 included an after-tax gain of $55.7 million for the cumulative effect of a change in accounting for directory publishing income (see Note B), after-tax charges of $102.7 million for accruals related to various self-insurance programs, legal, regulatory and other obligations and contingencies, and after-tax charges of $35.4 million for retirement incentives.

Excluding the above items, net income for the first six months of 1997 would have been $458.8 million, a decrease of $8.4 million, or 1.8%, from adjusted net income for the same period of 1996.

Operating Revenues
------------------

Operating revenues for the first six months of 1997 were $4.0 billion, an increase of $21.3 million, or 0.5%, from the same period of 1996.

Included in operating revenues for the first six months of 1997 was an $83 million reduction for refunds to customers in connection with the resolution of various regulatory contingencies which were recorded in Other operating expenses in prior periods (see Operating Expenses). Included in the operating revenues for the same period of 1996 were charges of $55 million related to customer claims and a $14 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by the Company on behalf of interexchange carriers.

Excluding the items discussed above, operating revenues would have improved $35.3 million, or 0.9%, over adjusted operating revenues for the first six months of 1996.

The $35.3 million improvement in adjusted operating revenues includes the following categories:

Local service revenues are earned from the provision of local exchange, local private line and local public network services. Local service revenues improved $91.4 million, or 3.9%, over the first six months of 1996 primarily due to the net of (i) a $66 million increase attributable to revenues earned from Optional Calling Plans ("OCPs") which were recorded in Long distance

Form 10-Q Part I                                      New York Telephone Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

revenues in the first six months of 1996, (see Long distance revenues), $25 million of which is attributable to increased demand, a $50 million increase resulting from rebates issued in 1996 under the 1994 service improvement plan, and (ii) a $12 million reduction for rebates under the 1994 service improvement plan (see Note C), a $10 million reduction for service rebates issued under the Incentive Plan (see Note C), and a $7 million decrease in rates attributable to an order by the NYSPSC in 1995 approving the Incentive Plan. Certain decreases, primarily due to customer selection of competing carriers as a result of intraLATA presubscription ("ILP"), are being partially offset by increases in Network access revenues.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. Long distance revenues decreased $67.0 million, or 33.9%, from the first six months of 1996 due to a $41 million decrease attributable to revenues earned from OCPs which were recorded in Long distance revenues in the first six months of 1996 and are currently recorded in Local service revenues (see Local service revenues), and a $26 million decrease primarily due to decreased demand.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Network access revenues improved $23.1 million, or 2.0%, over the first six months of 1996 resulting primarily from the net of (i) a $32 million improvement in special access revenues and a $45 million improvement in switched access revenues, both primarily due to increased demand, including the previously mentioned partial offset of decreases in Local service revenues, and (ii) a $43 million reduction in interstate rates and an $11 million reduction in intrastate rates attributable to an NYSPSC order issued in 1995.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. Other revenues decreased $12.2 million, or 3.4%, from the first six months of 1996 resulting primarily from the net of (i) a $27 million increase resulting from the reversal of the reduction of Other revenues recorded in a prior period for service rebate obligations under the 1994 service improvement plan (see Local revenues), a $21 million increase attributable to a decrease in the reduction of revenues for service rebate obligations under the Incentive Plan resulting from significantly improved service, a $5 million increase attributable to the recognition of previously deferred revenues in connection with commitments met under the Incentive Plan, a $3 million increase in voice messaging services revenue, and a $3 million increase in directory revenues from the directory licensing agreement with Information Resources, and (ii) a $50 million decrease resulting from the reclassification in 1996 of the reduction of revenues, for service rebate obligations under the 1994 service improvement plan, from Other revenues to Local service revenues, a $20 million decrease attributable to the recognition in 1996 of previously deferred revenues in connection with ILP commitments that were met, and a $4 million reduction in billing and collection revenues.

Form 10-Q Part I                                      New York Telephone Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Operating Expenses
------------------

Operating expenses for the first six months of 1997 were $3.3 billion, a decrease of $38.7 million, or 1.2%, from the same period of 1996.

Included in the operating expenses for the first six months of 1997 were charges of $214.6 million for retirement incentives (see Retirement Incentives) and a net $138.6 million decrease in expenses resulting primarily from the resolution of various regulatory contingencies ($83 million of which is currently reflected as a reduction of revenues (see Operating Revenues), and $4 million of which is currently reflected as interest expense (see Interest Expense)), and the reclassification of charges accrued in a prior period for tax issues to Interest expense (see Interest Expense). Included in the operating expenses for the same period of 1996 were charges of $54.5 million for retirement incentives, a $14.0 million intrastate gross receipts tax refund (see Operating Revenues) and charges of $103.0 million for various self-insurance programs, legal and regulatory contingencies.

Excluding the items discussed above, operating expenses would have increased $28.8 million, or 0.9%, over adjusted operating expenses for the first six months of 1996.

The $28.8 million increase in adjusted operating expenses includes the following categories:

Depreciation and amortization decreased $50.5 million, or 7.3%, from the first six months of 1996 resulting primarily from the net of (i) a $12 million increase due to growth in depreciable plant investment, and (ii) a $59 million decrease attributable to revised estimates of future net salvage value and remaining useful lives during 1996, and technical updates to depreciation rates and reserve balances in 1997.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $2.1 million, or 0.6%, from the first six months of 1996 resulting primarily from the net of (i) a $2 million increase attributable to an increase in property tax rates, and (ii) a $4 million decrease in gross receipts taxes attributable to a change in New York State legislation.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, increased $20.6 million over the first six months of 1996 primarily due to additional labor costs incurred in connection with initiatives to improve service quality.

Form 10-Q Part I                                      New York Telephone Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Other operating expenses, consist primarily of contracted and centralized services, rent and other general and administrative costs. Other operating expenses increased $60.8 million over the first six months of 1996 resulting primarily from a $19 million increase in right to use fees due to increased software upgrades, a $14 million increase in charges from Telesector Resources Group, Inc. ("Telesector Resources") for data processing services and materials management, a $13 million increase in intrastate access charges from other local exchange carriers, and a $12 million increase in motor vehicle lease expense attributable to service related expansion of motor vehicle fleet.

Other income (expense) - net
----------------------------

Other income (expense) - net increased $7.5 million over the first six months of 1996 primarily due to certain merger-related costs.

Interest expense
----------------

Interest expense increased $33.2 million, or 23.3% over the first six months of 1996. Interest expense for the first six months of 1997 includes charges of $27.6 million resulting from the resolution of various regulatory contingencies and tax issues. Excluding these charges, adjusted interest expense for the first six months of 1997 would have been $147.9 million, an increase of $5.6 million, or 3.9%, over interest expense for the same period of 1996.

The $5.6 million increase in adjusted interest expense results primarily from an increase in the level of advances from NYNEX.

Income taxes
------------

Income taxes increased $11.0 million, or 6.8%, over the first six months of 1996 primarily due to an increase in pretax income.

Retirement Incentives
---------------------

The number of employees who elected to leave under retirement incentives in the first six months of 1997 and 1996 are as follows:

                                            1997         1996
                                           -----         ----
                  Management                 740          300
                  Associates                 390          175
                                           -----         ----
                  Total                    1,130          475
                                           =====         ====

Form 10-Q Part I                                      New York Telephone Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

The components of the charges for retirement incentives in first six months of 1997 and 1996 are as follows:

(In millions)                           1997                    1996
                                        ----                    ----
                                 Pretax      After-Tax    Pretax    After-Tax
                                 ------     ---------     -------   --------
Pension enhancement charges      $158.7       $103.2       $56.0      $36.4
Postretirement medical costs       55.9         36.3        (1.5)      (1.0)
                                 ------       ------       -----      -----
                                 $214.6       $139.5       $54.5      $35.4
                                 ======       ======       =====      =====

Included in the charges above for the first six months of 1997 and 1996, are amounts charged to the Company by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentives; $59.6 million and $17.4 million, respectively ($38.7 million and $11.3 million, respectively, after-tax) for pension enhancements and $22.4 million and $(1.9) million, respectively ($14.6 million and $(1.2) million, respectively, after-tax) for postretirement medical costs. The total number of employees who left Telesector Resources under the retirement incentives in the first six months of 1997 and 1996 were 860 and 405, respectively, of which 530 and 250, respectively, were allocated to the Company for determining the Company's portion of Telesector Resources charges for retirement incentives. Most of the cost of the retirement incentives is funded by NYNEX's pension plans.

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

During the first six months of 1997, severance reserves of $12.0 million were transferred to the pension liability and $16.3 million of postretirement medical liability was applied on a per employee basis as a result of associates leaving under the retirement incentives. $1.6 million of severance reserves and $2.1 million of postretirement medical liability were transferred from the Company to Telesector Resources during the first six months of 1997 for the allocated number of Telesector Resources associates who left under the retirement incentives. At June 30, 1997, $54 million of severance reserves and $72 million of unapplied postretirement medical liability remained.

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

Financing
---------

On March 5, 1997, the Company redeemed its $42 million 8.20% Thirty Year Private Placement Notes, due July 1, 2008. At June 30, 1997, the Company had $250 million of unissued, unsecured debt securities registered with the SEC.

Regulatory Environment
----------------------

Telecommunications Act of 1996

On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Telecommunications Act of 1996 (the "Act"). While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date, NYNEX does not believe that these proceedings will result in a material adverse impact on results of operations or financial condition.

Access Charges

Access charges are the rates long distance carriers pay for use and availability of the Company and New England Telephone & Telegraph Company's (together, the "Telephone Companies") facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Telephone Companies to recover their costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Telephone Companies which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

based on usage be recovered from interexchange carriers through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

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

The FCC had adopted new rules, effective July 1, 1997, that will create a single Productivity Factor for all price cap companies of 6.5%, with no requirements to share a portion of future interstate earnings, and will set rates as if the higher factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Telephone Companies' networks to provide equal access to facilities for all long distance carriers.

On June 30, 1997, NYNEX made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases totaling approximately $198.7 million, of which $4.4 million is a result of one-time adjustments which will only be in effect until July 1998. The FCC is conducting an investigation that could result in further rate reductions.

Form 10-Q Part I                                      New York Telephone Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. NYNEX is unable to predict the results of this further proceeding.

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

The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998 and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1% to 2% of its revenues. NYNEX, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance and end users.

Other

NYNEX has submitted to the NYSPSC for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271. NYNEX has also submitted to the NYSPSC for its review a draft of NYNEX's Section 271 application to the FCC. In July, the NYSPSC identified "shortcomings of the record" and advised that NYNEX will be given an opportunity to supplement the record as to those issues. Work is underway to prepare an appropriate supplement. These matters are pending before the NYSPSC. NYNEX expects to file its Section 271 application with the FCC later this year. Under Section 271, the FCC must approve or deny the application within 90 days of filing.

State Regulatory
----------------

In May, the NSYPSC issued an Order to Show Cause, noting that the Company's Personalized Rate Plan, a flat-rated toll calling plan for residential customers, was continuing to fail the "price floor" test under the Plan. The

Form 10-Q Part I                                      New York Telephone Company

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         -------------------------------------------------------------

test establishes a minimum price for the Company's toll and toll-like services, based on the rates it charges other carriers for access. The Order required the Company to show cause why switched carrier access rates should not be reduced in order to lower the price floor below the average revenue level under the Personalized Rate Plan. The NSYPSC also solicited comments on a proposal to require retroactive adjustments of carrier access charges if the Company failed the applicable price floor tests for the upstate or downstate toll categories (rather than merely for individual services within those categories). In its comments, the Company argued that adjustments under the price floor test should be addressed through adoption of the access rate restructuring proposed by the Company in the NYSPSC's access charge proceeding. The Company also argued that it should have the flexibility to address future price floor "failures" either through access rate changes or through toll rate changes, and that retroactive access charge reductions should be required. In July, the NYSPSC ordered the Company to lower its access charges to meet the price floor test. It is estimated that the first year annual revenue reduction will be approximately $15 million.

In July, the Appellate Division of the New York Supreme Court dismissed MCI Corporation's ("MCI") lawsuit seeking to overturn the Incentive Plan adopted by the NYSPSC in 1995. MCI had challenged the lack of an earnings cap and had asserted that the Company's rates should be further reduced annually by the amount of the $153 million set-aside.

Form 10-Q Part II                                     New York Telephone Company


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
(a)        Exhibits
           --------

           Exhibit
           Number
           ------

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



                                 New York Telephone Company



                                                John W. Diercksen
                                 ----------------------------------------------
                                                John W. Diercksen
                                 Acting Vice President - Finance and Treasurer
                                 (Principal Financial and Accounting Officer)















August 6, 1997