Form 10-Q
period 1997-09-30
NEW YORK TELEPHONE CO
filed 1997-11-14
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


  (Mark one)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997

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


                        Telephone Number (212) 395-2121

                             _____________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF NYNEX CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

                          New York Telephone Company

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)
                             (Dollars in Millions)

                                                                        Three months ended             Nine months ended
                                                                          September 30,                  September 30,
                                                                   --------------------------      --------------------------
                                                                      1997            1996            1997            1996
                                                                   ----------      ----------      ----------      ----------
OPERATING REVENUES (including $3.9, $39.0,
     $132.2 and $162.4 from affiliates).........................   $  1,942.2      $  2,013.0      $  5,950.7      $  6,000.3
                                                                   ----------      ----------      ----------      ----------

OPERATING EXPENSES
     Employee costs, including benefits and taxes...............        625.2           565.0         1,846.9         1,689.8
     Depreciation and amortization..............................        471.9           322.8         1,107.0         1,006.5
     Taxes other than income....................................        167.9           174.9           516.3           502.7
     Other (including $346.5, $309.5, $1,084.7
          and $957.3 to affiliates).............................        711.6           552.9         1,796.1         1,753.8
                                                                   ----------      ----------      ----------      ----------
                                                                      1,976.6         1,615.6         5,266.3         4,952.8
                                                                   ----------      ----------      ----------      ----------

OPERATING INCOME (LOSS).........................................        (34.4)          397.4           684.4         1,047.5

OTHER INCOME, NET (including $3.7, $2.8, $11.8
     and $13.7 from affiliates).................................          3.0             2.7            10.2            13.9

INTEREST EXPENSE (including $12.4, $7.9, $31.5
     and $17.6 to affiliates)...................................         77.2            72.9           252.7           215.2
                                                                   ----------      ----------      ----------      ----------

Income (Loss) Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle........       (108.6)          327.2           441.9           846.2
PROVISION FOR INCOME TAXES......................................        (42.4)          111.2           144.8           283.0
                                                                   ----------      ----------      ----------      ----------

Income (Loss) Before Cumulative Effect of Change
     in Accounting Principle....................................        (66.2)          216.0           297.1           563.2

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax...........................          ---             ---             ---            55.7
                                                                   ----------      ----------      ----------      ----------

NET INCOME (LOSS)...............................................   $    (66.2)     $    216.0      $    297.1      $    618.9
                                                                   ==========      ==========      ==========      ==========


ACCUMULATED DEFICIT
     At beginning of period.....................................   $   (531.2)     $ (1,360.4)     $   (894.5)     $ (1,763.3)
     Add:  net income (loss)....................................        (66.2)          216.0           297.1           618.9
                                                                   ----------      ----------      ----------      ----------

At end of period................................................   $   (597.4)     $ (1,144.4)     $   (597.4)     $ (1,144.4)
                                                                   ==========      ==========      ==========      ==========


                See Notes to Consolidated Financial Statements.

                          New York Telephone Company

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                 September 30,  December 31,
                                                     1997           1996
                                                 -------------  ------------

CURRENT ASSETS
Cash...........................................      $    89.4     $    22.8
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $164.7 and $162.3..        1,503.3       1,560.1
     Affiliates................................           85.4          27.8
Material and supplies..........................          127.7         110.8
Prepaid expenses...............................          127.6          93.6
Deferred income taxes..........................            3.2            .8
Other..........................................           59.8          74.8
                                                     ---------     ---------
                                                       1,996.4       1,890.7
                                                     ---------     ---------

PLANT, PROPERTY AND EQUIPMENT..................       21,367.7      20,764.7
Less accumulated depreciation..................       12,007.2      11,472.3
                                                     ---------     ---------
                                                       9,360.5       9,292.4
                                                     ---------     ---------

OTHER ASSETS...................................          847.0         832.2
                                                     ---------     ---------

TOTAL ASSETS...................................      $12,203.9     $12,015.3
                                                     =========     =========




                See Notes to Consolidated Financial Statements.

                          New York Telephone Company

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 September 30,   December 31,
                                                      1997           1996
                                                 -------------   ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.................      $ 1,143.3      $   568.4
     Other.....................................          161.2           61.2
Accounts payable and accrued liabilities:
     Affiliates................................          907.0          848.9
     Other.....................................          895.3        1,176.6
Other liabilities..............................          386.9          362.8
                                                     ---------      ---------
                                                       3,493.7        3,017.9
                                                     ---------      ---------

LONG-TERM DEBT.................................        3,710.2        3,852.6
                                                     ---------      ---------

EMPLOYEE BENEFIT OBLIGATIONS...................        3,162.7        3,058.2
                                                     ---------      ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................           16.8           16.4
Unamortized investment tax credits.............           95.9          106.8
Other..........................................          126.7          175.1
                                                     ---------      ---------
                                                         239.4          298.3
                                                     ---------      ---------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value....            1.0            1.0
Additional paid in capital.....................        2,194.3        2,681.8
Accumulated deficit............................         (597.4)        (894.5)
                                                     ---------      ---------
                                                       1,597.9        1,788.3
                                                     ---------      ---------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..      $12,203.9      $12,015.3
                                                     =========      =========



                See Notes to Consolidated Financial Statements.

                          New York Telephone Company

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                             Nine months ended
                                                                September 30,
                                                          ------------------------
                                                             1997          1996
                                                          ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES...........      $  1,357.6    $  1,081.1
                                                          ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment..........        (1,082.9)       (828.7)
Other, net..........................................           (40.2)        (30.7)
                                                          ----------    ----------
Net cash used in investing activities...............        (1,123.1)       (859.4)
                                                          ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
     lease obligations..............................           (44.0)        (60.3)
Net change in note payable to affiliate.............           574.9         488.0
Dividends paid......................................          (679.0)       (563.7)
Net change in outstanding checks drawn
     on controlled disbursement accounts............           (19.8)        (94.1)
                                                          ----------    ----------
Net cash used in financing activities...............          (167.9)       (230.1)
                                                          ----------    ----------

NET CHANGE IN CASH..................................            66.6          (8.4)

CASH, BEGINNING OF PERIOD...........................            22.8          39.9
                                                          ----------    ----------

CASH, END OF PERIOD.................................      $     89.4    $     31.5
                                                          ==========    ==========

                See Notes to Consolidated Financial Statements.

                          New York Telephone Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     New York Telephone Company (the Company) is a wholly owned subsidiary of NYNEX Corporation (NYNEX). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and NYNEX (see Note
2). These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements filed with the Company's 1996 Form 10-K.

2.   BELL ATLANTIC--NYNEX MERGER

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has increased Accumulated Deficit as of December 31, 1995 by a net $493.9 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company had amortized the transition benefit obligation over a twenty year period. The net increase in Accumulated Deficit also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments (see Note 3).

Merger-Related Costs

     Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $102 million, consisting of $11 million for direct incremental costs, $88 million for employee severance costs, and $3 million for transition and integration costs. These costs include the Company's allocated share of merger-related costs from Telesector Resources Group, Inc. (Telesector Resources), an affiliate which provides centralized services on a contract basis.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

Additional Charges

     In the third quarter of 1997, the Company recorded pre-tax charges of approximately $251 million in connection with consolidating operations and combining organizations and for special items arising in the quarter. These charges include the Company's allocated share of charges from Telesector Resources. A discussion of these charges follows:

     The Company recognized pre-tax charges of approximately $147 million for the write-down of obsolete fixed assets ($137 million) and for the cost of consolidating certain redundant real estate properties ($10 million).

     The Company also recognized pre-tax charges of approximately $63 million for contingencies associated with various regulatory and legal matters, and $41 million for other miscellaneous expense items.

                          New York Telephone Company

3.   DIVIDEND

     Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common Stock of the Company was reduced by approximately $4.1 billion and such amount was reallocated to Additional Paid-in Capital. All subsequent dividends have been declared from Additional Paid-in Capital. A dividend was not declared by the Company in the third quarter of 1997 and 1996. Dividends declared for the first nine months of 1997 and 1996 were $487.4 million and $383.2 million, respectively.

4.   FINANCIAL COMMITMENTS

     As of December 31, 1996, the Company had approximately $68 million of revenues remaining deferred under a plan approved by the New York State Public Service Commission (NYSPSC) in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the "Incentive Plan"), and approximately $27 million of revenues were deferred for a 1994 service improvement plan obligation. The deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain commitments, the NYSPSC has the authority to require the Company to rebate the deferred revenues to customers.

     In February 1997, the NYSPSC determined that the Company had not met all of the targets established in the 1994 service improvement plan and directed the Company to rebate to customers approximately $12 million, plus related interest of $5 million, of the $27 million of deferred revenues. In the first quarter of 1997, approximately $10 million of the remaining deferred revenues were recognized.

     During the first nine months of 1997, approximately $12 million of the deferred revenues were recognized in connection with Incentive Plan commitments that were met and approximately $56 million of revenues remained deferred as of September 30, 1997.

     The Incentive Plan also established annual service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. The Company accrued approximately $62 million of revenues in 1996 based on service performance results for 1996 (Plan Year 1), which ended August 31, 1996, $16 million of which had been rebated to customers in 1996, and $46 million of which remained accrued at December 31, 1996. During the first nine months of 1997, an additional $10 million in rebates was ordered and accrued as a result of the NYSPSC's denial of the Company's claim of miscalculation of certain service performance data. As of September 30, 1997, all Plan Year 1 rebates had been made to customers.

     In connection with service performance results for 1997 (Plan Year 2), which ended on August 31, 1997, the Company accrued approximately $6 million, of which $5 million was rebated to customers during the first nine months of 1997. As of September 30, 1997, approximately $1 million of revenues remained accrued for Plan Year 2 service rebates. The reduction in service rebates for Plan Year 2, as compared to Plan Year 1, reflects improvements in the Company's service performance results.

5.   REVENUES SUBJECT TO POSSIBLE REFUND

     Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $284 million, plus related interest. In the first quarter of 1997, the NYSPSC approved a settlement agreement with respect to affiliate transaction issues resulting from the Company's 1990 intrastate rate case. Pursuant to that agreement the Company refunded approximately $89 million (including interest) to customers. (The Company recorded charges for the refund in 1995 and 1996). The settlement resolved all pending issues related to affiliate transactions. As of September 30, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $59 million plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

                          New York Telephone Company

6.   LITIGATION AND OTHER CONTINGENCIES

     Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for liabilities in connection with regulatory and legal matters which it currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of these matters in future periods will have a material effect on the Company's financial position, but it could have a material effect on results of operations.

                          New York Telephone Company

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1997 of $297.1 million, compared to net income of $618.9 million for the same period in 1996.

Bell Atlantic--NYNEX Merger

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has increased Accumulated Deficit as of December 31, 1995 by a net $493.9 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company had amortized the transition benefit obligation over a twenty year period. The net increase in Accumulated Deficit also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments (see Note 3 to the consolidated financial statements).

     Merger-Related Costs

     Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $102 million, consisting of $11 million for direct incremental costs, $88 million for employee severance costs, and $3 million for transition and integration costs. These costs include the Company's allocated share of merger-related costs from Telesector Resources Group, Inc. (Telesector Resources), an affiliate which provides centralized services on a contract basis.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

     Bell Atlantic expects to incur between $400 million and $500 million (pre-tax) in additional transition and integration merger-related expenses over the three years following the closing of the merger. It is anticipated that the Company will recognize a portion of these costs.

Additional Charges

     In the third quarter of 1997, the Company recorded pre-tax charges of approximately $251 million in connection with consolidating operations and combining organizations and for special items arising in the quarter. These charges include the Company's allocated share of charges from Telesector Resources. A discussion of these charges follows:

     The Company recognized pre-tax charges of approximately $147 million for the write-down of obsolete fixed assets ($137 million) and for the cost of consolidating certain redundant real estate properties ($10 million).

     The Company also recognized pre-tax charges of approximately $63 million for contingencies associated with various regulatory and legal matters, and $41 million for other miscellaneous expense items.

                          New York Telephone Company

Other Charges

     In 1997, costs associated with the Company's retirement incentive program totaled $219.2 million for the first nine months, compared to $65.9 million for the first nine months of 1996.

     The retirement incentive costs for the first nine months of 1997 and 1996 include amounts charged to the Company by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. In the first nine months of 1997, the retirement incentive costs allocated to the Company by Telesector Resources were $84.8 million, compared to $17.5 million for the same period in 1996. The total number of employees who left Telesector Resources under the retirement incentive program during the first nine months of 1997 and 1996 were 915 and 480, of which 565 and 295, were allocated to the Company for determining the Company's portion of Telesector Resources' charges for retirement incentives. Most of the cost of the retirement incentive program is funded by Bell Atlantic's pension plans.

Cumulative Effect of Change in Accounting - Directory Publishing

     The Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $55.7 million in the first quarter of 1996, representing the cumulative effect of this accounting change.

--------------------------------------------------------------------------------

These and other items affecting the comparison of the Company's results of operations for the nine month periods ended September 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------
                                                1997       1996         % Change
--------------------------------------------------------------------------------

At September 30
---------------
  Access Lines in Service (in thousands)
    Residence.............................     7,283      7,132             2.1%
    Business..............................     3,983      3,803             4.7
    Public................................       111        115            (3.5)
                                              ------     ------
                                              11,377     11,050             3.0
                                              ======     ======

Nine Month Period Ended September 30
------------------------------------
  Access Minutes of Use (in millions).....    32,892     30,521             7.8


OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Month Period Ended September 30            1997       1996         % Change
--------------------------------------------------------------------------------
Local service.............................  $3,598.6   $3,506.4             2.6%
Network access............................   1,714.9    1,690.6             1.4
Long distance services....................     194.9      300.0           (35.0)
Ancillary services........................     314.3      344.0            (8.6)
Directory and information services........     128.0      159.3           (19.6)
                                            --------   --------
Total.....................................  $5,950.7   $6,000.3             (.8)
                                            ========   ========

                          New York Telephone Company

LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $92.2               2.6%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call, as well as more mature products such as Touch-Tone.

     The increase in local service revenues principally resulted from a change in the classification of revenues earned from Optional Calling Plans (OCPs), which were recorded as long distance services revenues in the first nine months of 1996. In the fourth quarter of 1996, the annual amount was reclassified from long distance services revenues to local service revenues. For the nine month period ended September 30, 1997, approximately $101 million of OCP revenues were recognized in local service revenues.

     Revenue growth in 1997 was boosted by increased revenues from value-added services. This increase was principally the result of higher customer demand and usage, fueled in part by the introduction of new and enhanced optional features.

     Higher usage of network facilities also contributed to the increase in local service revenues in the nine month period ended September 30, 1997. This growth was generated by an increase in access lines in service of 3.0% from September 30, 1996. Access line growth reflects primarily higher demand for Centrex services. Revenues were also increased by a reduction in the amount of service rebates issued to customers during the first nine months of 1997, as compared to the same period in 1996. The service rebates were accrued for in ancillary services revenues in prior periods.

     Revenue increases were partially offset by approximately $83 million of refunds to customers in connection with the resolution of affiliate transaction issues resulting from the Company's 1990 intrastate rate case (see Note 5 to the consolidated financial statements). The refunds were accrued for in other operating expenses in prior periods. In addition, revenues were negatively affected by customer selection of competing carriers as a result of intraLATA presubscription (ILP). The effect of ILP on local service revenues is being partially offset by an increase in network access revenues, the effect of which is expected to continue.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 15.


NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $24.3               1.4%
--------------------------------------------------------------------------------

     Network access revenues are earned from long distance carriers for their use of the Company's local exchange facilities in providing long distance services to their customers, and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by long distance carriers for access to the Company's network. Special access revenues arise from access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from the Company's customers who pay for access to the network.

     Network access revenues increased principally due to higher customer demand as reflected by growth in access minutes of use of 7.8% over the same period in 1996. Network access revenue growth was positively impacted by the effects of prior year accruals of approximately $41 million related to customer claims and an approximate $14 million refund ordered by the New York State Public Service Commission (NYSPSC) pertaining to intrastate gross receipts tax collected by the Company on behalf of long distance carriers. The effect of ILP on network access revenues also contributed to revenue growth in 1997.

     Network access revenues in the first nine months of 1997 were negatively affected by price reductions as mandated by federal and state price cap and incentive plans. Effective July 1, 1997, the Company implemented price decreases of

                          New York Telephone Company

approximately $122 million on an annualized basis for interstate access services, in connection with the Federal Communications Commission's (FCC) price cap plan. Revenues were also reduced by special charges of approximately $29 million for contingencies associated with regulatory matters.

     The Company expects that the impact of price decreases, in connection with the FCC's price cap plan effective July 1, 1997, will be substantially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 16.


LONG DISTANCE SERVICES REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(105.1)           (35.0)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services, Wide Area Telephone Service (WATS), and corridor services.

     Revenues in 1997 were negatively affected by the aforementioned change in the classification of OCP revenues to local service. For the nine month period ended September 30, 1996, approximately $68 million of OCP revenues were recognized as long distance services revenues.

     Increased competition for intraLATA toll, WATS and private line services and company-initiated price reductions also contributed to the reduction in long distance services revenues in 1997. The effect on revenues from competition for intraLATA toll services increased in 1997 as a result of presubscription. The Company implemented price reductions on certain long distance services as part of its response to competition. These revenue decreases were partially offset by higher calling volumes generated by an increase in access lines in service.

     The Company believes that competition for long distance services, including the introduction of presubscription, which began in the second quarter of 1996, will continue to impact future revenue trends. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 17 for a further discussion of presubscription.


ANCILLARY SERVICES REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(29.7)            (8.6)%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services for long distance carriers, customer premises equipment services, facilities rental services for affiliates and non-affiliates, voice messaging, ISDN, and other high bandwidth services. Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category.

     The decline in ancillary services revenues was principally attributable to the lower recognition of previously deferred revenues in 1997, compared to 1996. These revenues were deferred under the Incentive Plan and a 1994 service improvement plan (see Note 4 to the consolidated financial statements).

     This decrease was partially offset by increased revenues resulting from lower accruals for anticipated service rebate obligations in 1997, compared to 1996, due to significantly improved service performance results (see Note 4 to the consolidated financial statements).

                          New York Telephone Company

DIRECTORY AND INFORMATION SERVICES REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(31.3)            (19.6)%
--------------------------------------------------------------------------------

     Directory and information services revenues consist of payments from an affiliate, NYNEX Information Resources Company (Information Resources), for earnings related to publishing directories in New York in excess of a regulated return and fees paid by Information Resources for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories.

     The decrease in directory and information services revenues in 1997 was principally due to reduced payments from Information Resources due to the effects of merger-related costs, retirement incentive costs and other charges on Information Resources' earnings related to publishing directories in New York.

     Revenues during the first nine months of 1997 were also negatively affected by the timing of publication of the Queens, New York directory. The publication date for this directory changed from September to October.


OPERATING EXPENSES
------------------
(Dollars in Millions)

Nine Month Period Ended September 30                 1997       1996    % Change
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes..   $1,846.9   $1,689.8        9.3%
Depreciation and amortization.................    1,107.0    1,006.5       10.0
Taxes other than income.......................      516.3      502.7        2.7
Other operating expenses......................    1,796.1    1,753.8        2.4
                                                 --------   --------
Total.........................................   $5,266.3   $4,952.8        6.3
                                                 ========   ========


EMPLOYEE COSTS

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $157.1              9.3%
--------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Telesector Resources, who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     Employee costs increased in the first nine months of 1997 principally as a result of higher costs of approximately $86 million associated with the Company's retirement incentive program. Employee costs were also higher as a result of annual salary and wage increases, the effect of increased work force levels attributable to higher business volumes, and merger-related costs recorded in the third quarter of 1997. The Company recognized approximately $57 million in benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The Company also recorded approximately $2 million of direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of Telesector Resources were allocated to the Company and are included in other operating expenses.

     The expense increases were partially offset by a reduction in benefit costs caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns, lower than expected medical claims and plan changes. Lower overtime pay for repair and maintenance activity also reduced employee costs in 1997. This decline was due to the impact of severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period, and due to improvement in the service delivery program.

                          New York Telephone Company

     For a further discussion of the Company's retirement incentive program see "Other Matters - Retirement Incentives" on pages 17 and 18.


DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $100.5              10.0%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first nine months of 1997 over the same period in 1996 principally as a result of the recording of approximately $137 million for write-downs of obsolete fixed assets in the third quarter of 1997, as previously mentioned. Higher depreciation expense was also caused by growth in depreciable telephone plant and changes in the mix of plant assets. These expense increases were partially offset by the effect of lower rates of depreciation and amortization.


TAXES OTHER THAN INCOME

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $13.6               2.7%
--------------------------------------------------------------------------------

     Taxes other than income consist of taxes for gross receipts, property, capital stock and other nonincome-based items.

     The increase in taxes other than income is primarily attributable to the settlement of a New York State Sales Tax Audit of approximately $14 million, which had been accrued in other operating expense in a prior period.


OTHER OPERATING EXPENSES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $42.3               2.4%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     The rise in other operating expenses was largely due to the recording of merger-related costs and other special items aggregating approximately $79 million in the third quarter of 1997. The charges contributing to the increases in other operating expenses included; transition merger-related costs of approximately $1 million, costs to consolidate certain redundant real estate properties of approximately $10 million, charges for regulatory, legal and other contingencies of approximately $35 million, and other miscellaneous expense items of approximately $33 million.

     Other operating expenses also includes the Company's allocated share of Telesector Resources' retirement incentive program, employee severance costs, and transition merger-related costs incurred by Telesector Resources. Higher right-to-use fees resulting from software upgrades and an increase in charges from Telesector Resources for data processing services and materials management also contributed to the increase in other operating expense in 1997.

     These increases were partially offset by the impact of accrual reversals associated with the resolution of certain regulatory and tax contingencies. Charges associated with these contingencies were recorded in other operating expenses in prior periods, while the actual settlements were recorded primarily in local service revenues and taxes other than income in 1997. The effect of higher charges for self-insurance programs, as well as the effect of other legal and regulatory contingencies recorded in 1996 further offset the increases in other operating expenses.

                          New York Telephone Company

OTHER INCOME, NET

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(3.7)             (26.6)%
--------------------------------------------------------------------------------

     The change in other income, net, was primarily attributable to a decrease in the income recorded from Telesector Resources under the equity method.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Nine Months             $37.5               17.4%
--------------------------------------------------------------------------------

     Interest expense increased principally due to an increase in the level of advances from an affiliate, the settlement of a New York State Sales Tax Audit, and charges related to the settlement of various regulatory issues.

EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30
--------------------------------------------------------------------------------
     1997                                32.4%
--------------------------------------------------------------------------------
     1996                                33.8%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle.

     The Company's effective income tax rate was lower in the first nine months of 1997 principally due to a decrease in pre-tax income in 1997.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at September 30, 1997, September 30, 1996 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     The Company had $250.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 75.8% as of September 30, 1997, compared to 73.1% as of September 30, 1996 and 71.4% as of December 31, 1996.

     On October 1, 1997, $60.0 million of the Company's 4.625% refunding mortgage bonds matured and were repaid.

                          New York Telephone Company

FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Bell Atlantic-NYNEX Merger

     The merger of Bell Atlantic and NYNEX was completed on August 14, 1997. Bell Atlantic expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

Telecommunications Industry Changes

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in the Company's current business, but will also open new markets to Bell Atlantic.

     The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA (long distance) services and to engage in manufacturing, previously prohibited by the MFJ. However, the ability of Bell Atlantic to provide in-region long distance service is largely dependent on satisfying certain conditions contained in the Act. The requirements include a 14-point "competitive checklist" of steps the Company must take which will help competitors offer local service, through resale, the purchase of unbundled network elements, or through their own networks. Bell Atlantic must also demonstrate to the FCC that its entry into the in-region long distance market would be in the public interest.

     Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in New York by early 1998 and one or more other states during the first half of 1998, and anticipates entering the long distance market in at least one jurisdiction during the second half of 1998. The timing of Bell Atlantic's long distance entry in each of its 14 jurisdictions depends on the receipt of FCC approval. There can be no assurance that any approval will be forthcoming in time to permit Bell Atlantic to enter the in-region long distance market on this schedule.

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and the NYSPSC has proceeded to address pricing and other standards for local interconnection.

    Pursuant to the Act, in February 1997, the Company filed both its "Statement of Generally Available Terms and Conditions (SGAT) for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" and its "Draft 271 Application for Long Distance" with the NYSPSC.
The NYSPSC then instituted a Proceeding and conducted a Technical Conference to review both the SGAT and Draft 271 Application. In July 1997, the presiding administrative law judge issued a Ruling noting several areas in which the Company had yet to prove its compliance with the competitive checklist. On November 6, 1997, the Company submitted additional evidence to the NYSPSC demonstrating its checklist compliance.

    The Company is unable to predict definitively the impact that the Act will ultimately have on its business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of Bell Atlantic's pursuit of new opportunities resulting from the Act.

    The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, and other companies that offer network services. Some of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth. See the "Competition" section below for additional information.

                          New York Telephone Company

Recent Developments - FCC Orders

    On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

    Access Charges

    Interstate access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover a greater portion of its costs through rates which reflect the manner in which those costs are incurred. Beginning in January 1998, the FCC will require a phased restructuring of access charges, so that interstate costs of the Company which do not vary based on usage will be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

    A portion of the Company's interstate costs are also recovered through flat monthly charges to subscribers (subscriber line charges). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

    Price Caps

    The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor of 6.5% for all price cap companies, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with the Company's implementation of equal access to all long distance carriers.

    On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $122 million, of which $3 million is a result of one-time adjustments which will only be in effect until July 1998.

    The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

    Universal Service

    The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, and the proper amount of federal universal service support for high cost areas. A new federal high cost universal service support mechanism will become effective January 1, 1999.

    The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

                          New York Telephone Company

    All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 2% of its interstate retail revenues for high cost and low income subsidies. The Company will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. The Company will recover its contributions through interstate charges to long distance carriers and end users.

Competition

    IntraLATA Toll Services

    IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by the NYSPSC rather than federal authorities. The NYSPSC permits other carriers to offer intrastate intraLATA toll services in the Company's jurisdiction.

    The Company substantially completed the implementation of presubscription in the first quarter of 1996. Full implementation of presubscription was completed by September 1996, thus enabling customers to make intraLATA toll calls using another carrier without having to dial an access code. Implementation of presubscription for intraLATA toll services could have a material negative effect on intraLATA toll service revenues, especially since Bell Atlantic is not permitted to offer long distance services at this time. The adverse impact on intraLATA toll service revenues is expected to be partially offset by an increase in intraLATA access revenues.

    Local Exchange Services

    Local exchange services have historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in New York. The Act is expected to significantly increase the level of competition in the Company's local exchange market.

Other State Regulatory Matters

    The communications services of the Company are subject to regulation by the NYSPSC with respect to intrastate rates and services and certain other matters.

  For a discussion of financial commitments and revenues subject to possible refund see Notes 4 and 5 to the consolidated financial statements.


OTHER MATTERS
-------------

     Retirement Incentives

     The Company had previously disclosed that it expected the total number of employees would elect to leave under its current retirement incentive program through its completion in 1998 to be in the range of 9,500 to 10,100, consisting of approximately 3,200 management and 6,300 to 6,900 associate employees. The Company had accrued approximately $557 million of pre-tax charges in 1993 for severance and postretirement medical benefits under a force reduction plan.

     As of September 30, 1997, 7,675 employees (3,050 management and 4,625 associates) had elected to leave under the program, and additional charges of approximately $1,134.5 million ($737.4 million after-tax) had been recorded in connection with the program. The management portion of the program was completed as of March 31, 1997.

     Based on the experience of employee take rates under the program and management's most recent assessment of work volume and productivity trends, the Company is currently considering and discussing with the unions possible changes in the program for associates. The Company now expects that, if the program were fully implemented, the total number of employees electing to leave under the program, and the associated additional charges, would be substantially greater than previously estimated.

                          New York Telephone Company

     Management's objective is to distribute the program take rates in a way that allows the Company to match retirements with downsizing caused by productivity improvements. This effort could result in an extension of the program.

     In connection with the 1993 force reduction plan, the total remaining reserves were approximately $67 million for employee severance and $91 million for postretirement medical costs, as of December 31, 1996. During the first nine months of 1997, employee severance reserves of approximately $13 million were transferred to the pension liability and $17 million of postretirement medical liability was applied on a per employee basis for associates who left the Company under the retirement incentive program. In addition, approximately $2 million of employee severance reserves and $4 million of postretirement medical liability were transferred from the Company to Telesector Resources during the first nine months of 1997 for the allocated number of Telesector Resources associates who left under the retirement incentive program. At September 30, 1997, approximately $52 million of severance reserves and $70 million of postretirement medical liability remained.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to expected financial results and future events and trends in this Management's Discussion and Analysis is forward-looking, based on the Company's estimates and assumptions and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iii) future state regulatory actions and economic conditions in the Company's operating area; and (iv) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets.

                          New York Telephone Company

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27   Financial Data Schedule.


         (b) Report on Form 8-K filed during the quarter ended September 30, 1997:

              A Current Report on Form 8-K, dated August 14, 1997, was filed regarding the consummation of the merger of a wholly owned subsidiary of Bell Atlantic Corporation with and into NYNEX Corporation.

                          New York Telephone Company

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NEW YORK TELEPHONE COMPANY



Date: November 13, 1997         By  /s/ Edwin F. Hall
                                   ---------------------------
                                        Edwin F. Hall
                                        Controller



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 10, 1997.