Form 10-K405
period 1997-12-31
NEW YORK TELEPHONE CO
filed 1998-03-25
CIK 71689

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------

                                   FORM 10-K

                              -------------------

    (Mark one)
       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

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


                1095 Avenue of the Americas, New York, NY 10036


                        Telephone Number (212) 395-2121

                              -------------------


Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act: None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


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

                          New York Telephone Company

                                  SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                                     Name of each exchange
       Title of each class                                            on which registered
---------------------------------------                               -------------------
4 1/4% Refunding Mortgage Bonds, Series N, due January 1, 2000          New York Stock
                                                                           Exchange

4 5/8% Refunding Mortgage Bonds, Series M, due January 1, 2002                "

4 5/8% Refunding Mortgage Bonds, Series O, due January 1, 2004                "

4 7/8% Refunding Mortgage Bonds, Series P, due January 1, 2006                "

7 3/4% Refunding Mortgage Bonds, Series T, due December 15, 2006              "

6% Refunding Mortgage Bonds, Series Q, due September 1, 2007                  "

7 1/2% Refunding Mortgage Bonds, Series R, due March 1, 2009                  "

7 3/8% Refunding Mortgage Bonds, Series V, due December 15, 2011              "

Twelve year 6 1/2% Debentures, due March 1, 2005                              "

Twenty-one Year 8 5/8% Debentures, due November 15, 2010                      "

Twenty year 7% Debentures, due May 1, 2013                                    "

Twenty year 7% Debentures, due June 15, 2013                                  "

Forty year 7 7/8% Debentures, due June 15, 2017                               "

Thirty year 7 5/8% Debentures, due February 1, 2023                           "

Thirty year 6.70% Debentures, due November 1, 2023                            "

Thirty year 7 1/4% Debentures, due February 15,  2024                         "

Thirty-two year 7% Debentures, due August 15, 2025                            "

Forty year 9 3/8% Debentures, due July 15, 2031                               "

Forty year 7% Debentures, due December 1, 2033                                "

Five year 5 1/4% Notes, due September 1, 1998                                 "

Ten year 5 7/8% Notes, due September 1, 2003                                  "

Ten year 5 5/8% Notes, due November 1,  2003                                  "

Ten year 6 1/4% Notes, due February 15, 2004                                  "

                          New York Telephone Company


                               TABLE OF CONTENTS


Item No.                                                                   Page
--------                                                                   ----
                                     PART I

  1.  Business
      (Abbreviated pursuant to General Instruction I(2).)................    1
  2.  Properties.........................................................    7
  3.  Legal Proceedings..................................................    7
  4.  Submission of Matters to a Vote of Security Holders
       (Omitted pursuant to General Instruction I(2).)...................    7

                                 PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters............................................................    8
  6.  Selected Financial Data
      (Omitted pursuant to General Instruction I(2).)....................    8
  7.  Management's Discussion and Analysis of Results of Operations
      (Abbreviated pursuant to General Instruction I(2).)................    9
  7A. Quantitative and Qualitative Disclosures About Market Risk.........   17
  8.  Financial Statements and Supplementary Data........................   18
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   18

                                    PART III

      (Omitted pursuant to General Instruction I(2).):
 10.  Directors and Executive Officers of the Registrant.................   18
 11.  Executive Compensation.............................................   18
 12.  Security Ownership of Certain Beneficial Owners and Management.....   18
 13.  Certain Relationships and Related Transactions.....................   18


                                  PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   18



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 20, 1998.

                          New York Telephone Company

                                    PART I

Item 1.  Business


                                    GENERAL

     New York Telephone Company (the "Company") is incorporated under the laws of the State of New York and has its principal offices at 1095 Avenue of the Americas, New York, New York 10036 (telephone number 212-395-2121). The Company is a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), which is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic").

     Empire City Subway Company (Limited) is a wholly owned subsidiary of the Company and is primarily in the business of leasing underground conduit in Manhattan and the Bronx, principally to the Company, but also to other companies in the telecommunications business.

     The Company presently serves a territory consisting of six Local Access and Transport Areas ("LATAs") in New York, as well as a small portion of Connecticut (Greenwich and Byram only). The LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company has been permitted by the "Modification of Final Judgment" ("MFJ") to provide telephone service.

     The Company currently provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and long distance services. Local service includes the provision of local exchange ("dial-tone"), local private line and public telephone services (including dial-tone service for pay telephones owned by the Company and by other pay telephone providers). Among other local services provided are Centrex (telephone subsidiary central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Long distance service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS) and 800 services (volume discount offerings for customers with highly concentrated demand). The Company also earns long distance revenue from the provision of telecommunications service between LATAs ("interLATA service") in the corridor between the cities (and certain surrounding counties) of New York, New York and Newark, New Jersey. Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA service to their customers. The Company also provides exchange access service to interexchange carriers which provide intrastate intraLATA toll service.


                         BELL ATLANTIC - NYNEX MERGER

     On August 14, 1997, Bell Atlantic and NYNEX consummated a merger whereby NYNEX became a subsidiary of Bell Atlantic and NYNEX shareowners received 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock owned. Bell Atlantic owns nine subsidiaries which provide domestic telecommunications services (collectively, the "telephone subsidiaries").

     In 1997, the Company recognized merger-related costs of approximately $124 million, consisting of $11 million of direct incremental costs and $88 million for employee severance costs and $25 million for transition and integration costs. These costs include approximately $59 million representing the Company's allocated share of merger-related costs from Telesector Resources Group, Inc., an affiliate which provides centralized services on a contract basis.

                          New York Telephone Company

                         TELECOMMUNICATIONS ACT OF 1996

   The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996. Prior to the enactment of the Act, the operations of Bell Atlantic and its subsidiaries were subject to the requirements of the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T Corp. ("AT&T") and the Bell Operating Companies ("BOCs"), including the telephone subsidiaries. The Act provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act.

   In general, the Act includes provisions that open local exchange markets to competition and permit BOCs, or their affiliates, such as Bell Atlantic, to engage in manufacturing and to provide services between LATAs. Under the Act, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder.

   The Act takes a two-fold approach to the rules governing competition in the interLATA market. First, Bell Atlantic is permitted to apply for state approval to offer interLATA services originating in states outside of the geographic region in which the telephone subsidiaries operate as local exchange carriers.

   Second, each of the telephone subsidiaries must demonstrate to the Federal Communications Commission ("FCC") that it has satisfied certain requirements in order for Bell Atlantic to be permitted to offer interLATA services for calls originating within the geographic region in which the telephone subsidiary operates as a local exchange carrier. Among the requirements with which a telephone subsidiary must comply is a 14-point "competitive checklist," which includes steps the telephone subsidiaries must take which will help competitors offer local services through resale of the telephone subsidiaries' service, purchase of unbundled network elements from the telephone subsidiaries, or through the competitors' own networks. Bell Atlantic must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   In December 1997, a U.S. District Court found that the line-of-business restrictions in the Act, including the requirement that BOCs alone comply with a competitive checklist before being allowed to provide long distance, are unconstitutional because they apply only to the BOCs. Bell Atlantic was allowed to join the case prior to the court's decision. The court has granted a stay of its decision pending appeals by the DOJ and other parties.

   The FCC is required to conduct a number of rulemakings to implement the Act. See "FCC Regulation and Interstate Rates" and "Competition - Local Exchange Services."


                                   OPERATIONS

   Bell Atlantic has organized certain telecommunications group functions into business units operating across the telephone subsidiaries. The business units focus on specific market segments. The telephone subsidiaries, including the Company, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

   The Consumer Services business unit markets communications services to residential customers.

   The Wholesale Services business unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers which resell network connections to their own customers.

   The General Business Services business unit markets communications and information services to small and medium-sized businesses.

   The Large Business Services business unit markets communications and information services to large businesses. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks

                          New York Telephone Company

of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services.

   The Public and Operator Services business unit markets pay telephone and operator services to meet consumer needs for accessing public networks and locating and identifying network subscribers, and to provide calling assistance and arrange billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems business unit markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Network Group manages the technologies, services and systems platforms required by the business units and the telephone subsidiaries to meet the needs of their customers, including switching, feature development and on-premises installation and maintenance services.

   The Information Services Group publishes directories for the Company. The Company has an agreement with Bell Atlantic Yellow Pages Company ("Yellow Pages"), a wholly owned subsidiary of Bell Atlantic, pursuant to which Yellow Pages pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. Since 1986, the Company and the New York State Public Service Commission ("NYSPSC") have been negotiating the terms of this agreement. In 1992, the NYSPSC instituted a proceeding to investigate the directory publishing operations of the Company and its affiliates ("1992 proceeding"). In 1993, an administrative law judge of the NYSPSC issued a recommended decision urging the Company to assume the directory publishing function itself and/or negotiate a modified agreement with Yellow Pages. In 1997, the NYSPSC approved a settlement agreement resolving all pending issues in the NYSPSC's retrospective investigation of the Company's transactions with affiliates, as well as certain portions of the 1992 proceeding. Under the settlement as approved by the NYSPSC, Yellow Pages transferred its subscriber listings database and the management of the database to a regulated affiliate which, in turn, must provide access to all directory publishers on the same terms. The NYSPSC has not yet ruled on the 1992 proceeding.


FCC Regulation and Interstate Rates

   The telephone subsidiaries, including the Company, are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act.

   Access Charges

   Interstate access charges are the rates long distance carriers pay for use and availability of the telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC's order adopted changes to the access tariff structures in order to permit the telephone subsidiaries to recover a greater portion of its interstate costs through rates that reflect the manner in which those costs are incurred. The FCC required a phased restructuring of access charges, beginning in January 1998, so that the telephone subsidiaries nonusage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of different levels of usage-based charges for originating and for terminating interstate traffic.

   A portion of the telephone subsidiaries' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

   The FCC has begun an investigation of the tariffs filed by the telephone subsidiaries and other local exchange carriers to implement this new rate structure.

                          New York Telephone Company


   Price Caps

   The FCC also adopted modifications to its price cap rules which affect access rate levels. Under those rules, each year the Company's price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity ("Productivity Factor") and adjusted upward by an allowance for inflation (the GDP-PI). In the prior year, the Company's Productivity Factor was 5.3%. The FCC created a single Productivity Factor of 6.5% for all price cap companies, eliminated requirements to share a portion of future interstate earnings and required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns an interstate rate of return below 10.25% in a calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with the implementation of equal access to all long distance carriers and removal of certain general overhead costs that it concluded were associated with other detariffed services.

   The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops.

   Universal Service

   The FCC also adopted rules implementing the "universal service" provision of the Act, which was designed to ensure that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support in 1998 will approximate $1.5 billion for high-cost areas. The support amount thereafter cannot yet be determined. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will adopt a methodology for determining high-cost areas for nonrural carriers, and the proper amount of federal universal service support for high-cost areas. A new federal high-cost universal service support mechanism will become effective in 1999.

   The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts. All telecommunications carriers must contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 require each of the telephone subsidiaries to contribute approximately 2% of its interstate retail revenues for high-cost and low income subsidies. Each of the telephone subsidiaries will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. The telephone subsidiaries will recover these contributions through interstate charges to long distance carriers and end-users.


State Regulation of Rates and Services

   The communications services of the Company are subject to regulation by the NYSPSC with respect to intrastate rates and services and certain other matters.

   The Company has been regulated by the NYSPSC under the Performance Incentive Plan since 1995. The plan is performance-based, replacing rate of return regulation with a form of price regulation and incentives to improve service, and does not restrict the Company's earnings. Prices were capped at current rates for "basic" services such as residence and business exchange access, residence and business local calling and LifeLine service, and price reduction commitments were established for a number of services, including toll and intraLATA carrier access services. Certain prices may be adjusted annually based on certain costs associated with NYSPSC mandates and other defined "exogenous" events. The plan establishes service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets.


Competition

   Legislative changes, including provisions of the Act discussed above under "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign

                          New York Telephone Company

telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth.

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved by the NYSPSC.

   One of the purposes of the Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the Act requires most existing local exchange carriers (incumbent local exchange carriers, or "ILECs"), including the Company, to permit potential competitors (competitive local exchange carriers, or "CLECs") to (i) purchase service from the ILEC for resale to CLEC customers, (ii) purchase unbundled network elements from the ILEC, and/or (iii) interconnect its network with the ILEC's network. The Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

   In 1997, a U.S. Court of Appeals found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act and that several provisions of the FCC's rules are inconsistent with the statutory requirements. In particular, it affirmed that the states have exclusive jurisdiction over the pricing of local interconnection and resale arrangements, that the FCC cannot lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements, that the FCC cannot require incumbent local exchange carriers to provide competitors a pre-assembled network platform at network element prices or to combine unbundled network elements for competitors. The U.S. Supreme Court has agreed to hear appeals by the DOJ and other parties of that decision.

   Negotiations between the Company and various CLECs, and arbitrations before the NYSPSC and the Connecticut Department of Public Utility Control, have continued. As of March 1, 1998, the Company had entered into 38 approved agreements with CLECs.

   Under the various agreements and arbitrations discussed above, the Company is generally required to sell its services to CLECs at discounts ranging from approximately 19% to 22% from the prices the Company charges its retail customers.

   IntraLATA Toll Services

   IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. The NYSPSC permits other carriers to offer intraLATA toll services within the state. Until the implementation of "presubscription," intraLATA toll calls were completed by the Company unless the customer dialed a code to access a competing carrier. Presubscription changes this dialing method and enables customers to make these toll calls using another carrier without having to dial an access code. The Company implemented presubscription in 1996.

   Alternative Access

   A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

   The Company faces competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the Company's plant. The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer virtual collocated interconnection for special and switched access services.

   Other potential sources of competition include cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

                          New York Telephone Company

   Wireless Services

   Wireless services also constitute potential sources of competition to the Company. Wireless portable telephone services employ digital technology, allow customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.


   Public Telephone Services

   The Company faces increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

   Operator Services

   Alternative operator services providers have entered into competition with the Company's operator services product line.


                                   EMPLOYEES

   As of December 31, 1997, the Company had approximately 38,600 employees.

                          New York Telephone Company

Item 2.  Properties

                                    GENERAL

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                                                1997         1996
                                                ----         ----

   Central office equipment.................     41%          40%
   Cable, wiring and conduit................     38           38
   Land and buildings.......................      9            9
   Other equipment..........................      8            9
   Other....................................      4            4
                                                ---          ---
                                                100%         100%
                                                ===          ===


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone instruments and telephone equipment (including PBXs), poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1997, approximately 98% of the access lines were served by digital capability.

   Substantially all of the Company's assets are subject to lien under the Company's refunding mortgage bond indenture.


                              CAPITAL EXPENDITURES

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $1.5 billion in 1997, $1.3 billion in 1996 and $1.4 billion in 1995. Capital expenditures exclude additions under capital leases and the equity component of allowance for funds used during construction prior to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". The total investment in plant, property and equipment was approximately $21.4 billion at December 31, 1997, $20.8 billion at December 31, 1996 and $20.1 billion at December 31, 1995, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.



Item 3.   Legal Proceedings

          There were no proceedings reportable under Item 3.



Item 4.   Submission of Matters to a Vote of Security Holders

          (Omitted pursuant to General Instruction I(2).)

                          New York Telephone Company

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Not applicable.


Item 6.   Selected Financial Data

          (Omitted pursuant to General Instruction I(2).)

                          New York Telephone Company

Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction I(2).)

   This discussion should be read in conjunction with the Consolidated Financial Statements and Consolidated Notes to Financial Statements listed in the index set forth on page F-1.

   The communications services of the Company are subject to regulation by the New York State Public Service Commission (NYSPSC) with respect to intrastate rates and services and certain other matters. For a further discussion of the Company and its regulatory plan, see Item 1 - "Description of Business."



RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $430.0 million in 1997, compared to net income of $868.8 million in 1996.

Bell Atlantic - NYNEX Merger

   On August 14, 1997, Bell Atlantic Corporation (Bell Atlantic) and NYNEX Corporation (NYNEX) completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

   As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has reduced Reinvested Earnings as of December 31, 1994 by a net $1,006.2 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company had amortized the transition benefit obligation over a twenty-year period. The net reduction in Reinvested Earnings also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments (see Note 9 to the consolidated financial statements).

   Merger-Related Costs

   Results of operations for 1997 include merger-related pre-tax costs totaling approximately $124 million, consisting of $11 million for direct incremental costs, $88 million for employee severance costs, and $25 million for transition and integration costs. These costs include approximately $59 million representing the Company's allocated share of merger-related costs from Telesector Resources Group, Inc. (Telesector Resources), an affiliate which provides centralized services on a contract basis. Costs allocated from Telesector Resources are included in Other Operating Expenses.

   Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

Other Charges and Special Items

   In 1997, the Company recorded pre-tax charges of approximately $273 million in connection with consolidating operations and combining organizations and for special items arising in the period. These charges include approximately $8 million representing the Company's allocated share of charges from Telesector Resources.

   The Company also incurred costs associated with its retirement incentive program totaling $262.9 million in 1997, compared to $87.8 million in 1996.

   The retirement incentive costs for 1997 and 1996 include amounts charged to the Company by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. In 1997,

                          New York Telephone Company

the retirement incentive costs allocated to the Company by Telesector Resources were $87.4 million, compared to $14.4 million in 1996.


Cumulative Effect of Change in Accounting - Directory Publishing

   The Company has an agreement with Bell Atlantic Yellow Pages Company (Yellow Pages) pursuant to which Yellow Pages pays a fee to the Company for use of the Company's name in soliciting directory advertising and in publishing and distributing directories. Effective January 1, 1996, Yellow Pages changed its method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. The Company recorded an after-tax increase in income of $55.7 million in the first quarter of 1996, representing its portion of the cumulative effect of this accounting change.

--------------------------------------------------------------------------------

These and other items affecting the comparison of the Company's results of operations for the years ended December 31, 1997 and 1996 are discussed in the following sections.


OPERATING REVENUE STATISTICS
----------------------------

                                                      1997      1996    % Change
--------------------------------------------------------------------------------

At Year-End
-----------
  Access Lines in Service (in thousands)
    Residence.............................           7,332     7,156       2.5%
    Business..............................           4,020     3,847       4.5
    Public................................             110       112      (1.8)
                                                    ------    ------
                                                    11,462    11,115       3.1
                                                    ======    ======
For the Year
------------
  Access Minutes of Use (in millions).....          44,268    41,109       7.7
                                                    ======    ======


OPERATING REVENUES
------------------
(Dollars in Millions)

For the Years Ended December 31                       1997      1996    % Change
--------------------------------------------------------------------------------

Local services............................          $4,833.6  $4,746.0     1.8%
Network access services...................           2,255.3   2,280.4    (1.1)
Long distance services....................             256.8     304.6   (15.7)
Ancillary services........................             408.7     468.5   (12.8)
Directory and information services........             202.9     223.1    (9.1)
                                                    --------  --------
Total.....................................          $7,957.3  $8,022.6     (.8)
                                                    ========  ========

                          New York Telephone Company

LOCAL SERVICES REVENUES

                                              Increase
--------------------------------------------------------------------------------
   1997 - 1996                        $87.6              1.8%
--------------------------------------------------------------------------------

   Local services revenues are earned by the Company from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

   Local services revenues increased due to a reduction in the amount of service rebates issued to customers during 1997, as compared to 1996. Accruals associated with these service rebates were recorded in Ancillary Services Revenues in prior periods. Higher usage of the Company's network facilities also contributed to the increase in local services revenues in 1997. This growth was generated by an increase in access lines in service of 3.1% in 1997. Access line growth primarily reflects higher demand for Centrex services.

   Revenue growth in 1997 was boosted by increased revenues from value-added services. This increase was principally the result of higher customer demand and usage. The elimination of business Touch-Tone charges in the third quarter of 1997 partially offset the growth in revenues from value-added services.

   Revenue increases were partially offset by approximately $83 million of refunds to customers in connection with the resolution of affiliate transaction issues resulting from the Company's 1990 intrastate rate case (see Note 14 to the consolidated financial statements). The accrual for these refunds was recorded in Other Operating Expenses in 1996.

   For a discussion of the Telecommunications Act of 1996 and its impact on the local exchange market, see Item 1 - "Description of Business, Telecommunications Act of 1996" and "Description of Business, Operations - Competition - Local Exchange Services."


NETWORK ACCESS SERVICES REVENUES

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                       $(25.1)             (1.1)%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers, and from end-user subscribers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the Company's network. Special access revenues arise from access charges paid by carriers and end-users who have private networks. End-user access revenues are earned from the Company's customers who pay for access to the network.

   Network access services revenues decreased in 1997 principally due to the effect of price reductions as mandated by federal and state price cap and incentive plans. The Federal Communications Commission (FCC) regulates the rates that the Company charges long distance carriers and end-user subscribers for interstate access services. Bell Atlantic is required to file new access rates with the FCC each year, under the rules of its Interim Price Cap Plan.
The Company implemented required price decreases for interstate access services totaling approximately $50 million on an annual basis for the period July 1996 through June 1997. Effective July 1, 1997, the Company implemented annual price decreases on interstate access services of approximately $122 million. The rates included in the 1997 filing will be in effect through June 1998. In addition, effective January 1, 1998, the Company adjusted its annual rates by approximately $57 million to recover contributions that it will owe to the new universal service fund. These revenues will be entirely offset by the contribution amount, which will be recorded in Other Operating Expenses. Revenues were also affected by reductions of approximately $50 million in 1997 for contingencies associated with regulatory matters.

   Rates for intrastate access services are regulated by the NYSPSC. Network access revenue growth was positively impacted by the effects of prior year accruals of approximately $41 million related to customer claims and an approximate $14 million refund ordered by the NYSPSC pertaining to intrastate gross receipts tax collected by the Company on behalf of long distance carriers.

                          New York Telephone Company

   Higher customer demand as reflected by growth in access minutes of use of 7.7% in 1997 also offset the decreases in network access services revenues. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues, attributable to an increase in access lines in service, contributed to revenue growth in 1997.

   For a further discussion of FCC rulemakings concerning access charges, price caps and universal service, see Item 1 - "Description of Business, Operations - FCC Regulation and Interstate Rates."

LONG DISTANCE SERVICES REVENUES

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                       $(47.8)             (15.7)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in New York City and northern New Jersey).

   Company-initiated price reductions and increased competition for intraLATA toll, WATS and private line services both contributed substantially to the reduction in long distance services revenues in 1997. The Company has implemented price reductions on certain long distance services as part of its response to competition. Competition for intraLATA toll services decreased revenues to a greater degree in 1997 as a result of presubscription, which was implemented in 1996. Revenue reductions from presubscription were partially offset by increased revenues for usage of the Company's network from alternative providers of intraLATA toll services. Higher calling volumes generated by an increase in access lines in service mitigated revenue decreases.

   For a further discussion of presubscription, see Item 1 -"Description of Business, Operations - Competition - IntraLATA Toll Services."


ANCILLARY SERVICES REVENUES

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                       $(59.8)             (12.8)%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services for long distance carriers, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates and voice messaging. Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category.

   The decline in ancillary services revenues was principally attributable to the lower recognition of previously deferred revenues in 1997, compared to 1996. These revenues were deferred under the Incentive Plan and a 1994 service improvement plan (see Note 14 to the consolidated financial statements).

   This decrease was partially offset by increased revenues resulting from lower accruals for anticipated service rebate obligations in 1997, as compared to 1996, due to significantly improved service performance results (see Note 14 to the consolidated financial statements).

   Further offsetting this decrease were higher revenues resulting from greater demand for voice messaging services, principally Home Voice Mail, and higher facilities rental revenues.

                          New York Telephone Company

DIRECTORY AND INFORMATION SERVICES REVENUES

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                       $(20.2)             (9.1)%
--------------------------------------------------------------------------------

   Directory and information services revenues consist of payments from an affiliate, Yellow Pages, for earnings related to publishing directories in New York in excess of a regulated return and fees paid by Yellow Pages for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories.

   The decrease in directory and information services revenues in 1997 was principally due to reduced payments from Yellow Pages due to the effects of merger-related costs, retirement incentive costs and other charges incurred by Yellow Pages related to publishing directories.


OPERATING EXPENSES
------------------
(Dollars in Millions)

For the Years Ended December 31                       1997      1996   % Change
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..    $2,435.6  $2,242.0       8.6%
Depreciation and amortization.................     1,446.0   1,326.2       9.0
Taxes other than income.......................       679.6     668.4       1.7
Other operating expenses......................     2,443.0   2,305.6       6.0
                                                  --------  --------
Total.........................................    $7,004.2  $6,542.2       7.1
                                                  ========  ========

EMPLOYEE COSTS

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                        $193.6             8.6%
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

   Employee costs increased principally as a result of higher costs associated with the Company's retirement incentive program. Costs associated with Telesector Resources' retirement incentive program were allocated to the Company and are included in Other Operating Expenses. For a further discussion of retirement incentives, see below.

   Employee costs were also higher as a result of annual salary and wage increases, the effect of increased work force levels attributable to higher business volumes, and merger-related costs recorded in the third quarter of 1997. The Company recognized approximately $57 million in benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. The Company also recorded approximately $2 million of direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of Telesector Resources were allocated to the Company and are included in Other Operating Expenses.

   These expense increases were partially offset by a reduction in benefit costs caused by a number of factors, including changes in actuarial assumptions, favorable returns on plan assets, lower than expected medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Lower overtime pay for repair and maintenance activity also reduced employee costs in 1997. This decline was due to the impact of severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period, and due to improvement in the service delivery program.

                          New York Telephone Company

   Retirement Incentives

   The Company had previously disclosed that it expected the total number of employees who would elect to leave under the current retirement incentive program through its completion in 1998 to be in the range of 11,800 to 12,400, consisting of approximately 5,500 management and 6,300 to 6,900 associate employees. The total number of employees includes the Company's allocated portion of employees of Telesector Resources. The Company had accrued $630.9 million of pre-tax charges in 1993 for severance and postretirement medical benefits under a force reduction plan.

   As of December 31, 1997, 10,962 employees (5,475 management and 5,487 associates) had elected to leave under the program, and additional charges of $1,178.1 million ($765.7 million after-tax) had been recorded in connection with the retirement incentive program. The management portion of the program was completed as of March 31, 1997.

   Based on the experience of employee take rates under the program and management's most recent assessment of work volume and productivity trends, Bell Atlantic is currently considering and discussing with the unions possible changes in the program for associate employees. Bell Atlantic now expects that, if the program is fully implemented, the total number of employees electing to leave under the program, and the associated additional charges, would be substantially greater than previously estimated.

   As of December 31, 1997, the remaining reserves associated with the 1993 restructuring plan were approximately $34 million for employee severance and $47 million for postretirement medical benefits. See Note 11 to the consolidated financial statements for additional information on retirement incentives.


DEPRECIATION AND AMORTIZATION

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                        $119.8             9.0%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased as a result of the recording of approximately $137 million for write-downs of obsolete fixed assets in the third quarter of 1997. Higher depreciation expense was also caused by growth in depreciable telephone plant and changes in the mix of plant assets. These expense increases were partially offset by the effect of lower rates of depreciation and amortization.


TAXES OTHER THAN INCOME

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                        $11.2              1.7%
--------------------------------------------------------------------------------

   Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

   The increase in taxes other than income was attributable to an adjustment in 1996 for intrastate gross receipts tax previously collected by the Company on behalf of long distance carriers and to the settlement of a New York State Sales Tax Audit, which had been accrued for in Other Operating Expenses in a prior period. These increases were partially offset by reduced expenses resulting from lower property assessments.

                          New York Telephone Company

OTHER OPERATING EXPENSES
                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                        $137.4             6.0%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was attributable to higher interconnection charges for terminating calls on the networks of competitive local exchange carriers, higher costs resulting from increased network software upgrades and higher centralized services expenses allocated from Telesector Resources. The rise in centralized services expenses was primarily due to the recognition of Telesector Resources' allocated portion of retirement incentive costs, merger-related costs and other special items. Also contributing to the increase in other operating expenses, but to a lesser extent, were transition and integration costs, costs to consolidate certain redundant real estate properties, charges for regulatory, legal and other contingencies, and other miscellaneous expense items incurred by the Company in 1997.

   These increases were partially offset by the impact of accrual reversals associated with the resolution of certain regulatory and tax contingencies. Charges associated with these contingencies were recorded in Other Operating Expenses in prior periods, while the actual settlements were recorded in Local Service Revenues, Taxes Other Than Income, and Interest Expense in 1997. The effect of other legal and regulatory contingencies recorded in 1996 further offset the increases in Other Operating Expenses.


OTHER INCOME, NET

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                        $(7.1)             (30.0)%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to a gain on the sale of property recognized in 1996, partially offset by an increase in the income recorded from Telesector Resources under the equity method. Income recorded from Telesector Resources included an after-tax gain on the sale of Bell Communications Research, Inc. in 1997 (see Note 15 to the consolidated financial statements).


INTEREST EXPENSE

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                        $43.6              15.1%
--------------------------------------------------------------------------------

   Interest expense increased principally due to higher levels of average advances from NYNEX, the settlement of a New York State Sales Tax Audit, and charges related to the settlement of various regulatory issues.

   See Note 7 to the consolidated financial statements for additional information about the Company's debt.


EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
--------------------------------------------------------------------------------
   1997                                         32.6%
--------------------------------------------------------------------------------
   1996                                         33.1%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle. The Company's effective income tax rate was lower in 1997 principally due to a decrease in pre-tax income.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is provided in Note 12 to the consolidated financial statements.

                          New York Telephone Company

FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at December 31, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund additional development activities or to maintain the Company's capital structure to ensure financial flexibility.

   The Company obtains its short-term financing through advances from NYNEX. At December 31, 1997, the Company had $250.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission (SEC) for the issuance of unsecured debt securities. On January 13, 1998, the Company issued $250.0 million of 6.125% debentures due on January 15, 2010, utilizing the remaining amount available under its shelf registration statement. The proceeds of this issuance were used in February 1998 to redeem $200.0 million of refunding mortgage bonds due in 2006 and to reduce short-term debt levels. The Company also registered $750.0 million of unsecured debt securities under a shelf registration statement filed with the SEC in February 1998.

   The Company's debt ratio was 75.2% at December 31, 1997, compared to 71.5% at December 31, 1996.

   On February 2, 1998, the Company declared and paid a dividend in the amount of $243.7 million to NYNEX.

OTHER MATTERS
-------------

   Year "2000" Systems Modifications

   Bell Atlantic has initiated a comprehensive program to evaluate and address the impact of the year 2000 on its operations. This program includes steps to
(a) identify each item or element that will require date code remediation, (b) establish a plan for remediation or replacement, (c) implement the fix, (d) test the remediated product and (e) provide management with assurance of a seamless transition to the year 2000. The identification and planning phases are substantially complete and remediation and testing are in process. Bell Atlantic expects to complete the major portion of its internal date remediation activity in 1998.

   For the years 1998 through 1999, Bell Atlantic expects to incur total pre-tax costs of approximately $200 million to $300 million associated with both internal and external staffing resources for the necessary planning, remediation and testing and other expenses to prepare its systems for the year 2000. However, a portion of these costs will not be incremental, but rather will represent the redeployment of existing information technology resources. Estimated expenses include (a) anticipated license fees for replacement software that will generally provide increased functionality as well as year 2000 compliance, and (b) direct remediation costs to provide priority to year 2000 compliance during the next two years. The cost of planning and initial remediation incurred through 1997 has not been significant. Certain other costs, which will be capitalized, represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance.

   Bell Atlantic expects to complete this effort on a timely basis without disruption to its customers or operations.

                          New York Telephone Company

Item  7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to interest rate risk in the normal course of its business. The majority of the Company's debt is fixed rate debt. Derivatives such as interest rate swap agreements have not been employed by the Company.
The Company's short-term borrowings from an affiliate expose its earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month. As of December 31, 1997, the fair value of the Company's long-term debt was approximately $3,809 million. The aggregate hypothetical fair value of this long-term debt assuming a 100-basis-point upward parallel shift in the yield curve is estimated to be $3,597 million. The aggregate hypothetical fair value of this long-term debt assuming a 100-basis-point downward parallel shift in the yield curve is estimated to be $4,058 million. The fair value of the Company's short-term borrowings from an affiliate is not significantly affected by changes in market interest rates.

                          New York Telephone Company

Item  8.  Financial Statements and Supplementary Data

          The information required by this Item is set forth on Pages F-1 through F-23.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.



                                    PART III


Item 10.  Directors and Executive Officers of Registrant

          (Omitted pursuant to General Instruction I(2).)


Item 11.  Executive Compensation

          (Omitted pursuant to General Instruction I(2).)


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Omitted pursuant to General Instruction I(2).)


Item 13.  Certain Relationships and Related Transactions

          (Omitted pursuant to General Instruction I(2).)


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

                      See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

          (2)  Financial Statement Schedules

                      See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

                          New York Telephone Company

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

         (3)  Exhibits

                    Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

         3a Certificate of Incorporation of New York Telephone Company, as amended and restated December 2, 1987 (Exhibit No. 3(a) to the registrant's filing on Form SE dated March 24, 1988, File No. 1-3435).

         3b By-Laws of the registrant, as amended April 22, 1987 (Exhibit No. 3(b) to the registrant's filing on Form SE dated March 24, 1988, File No. 1-3435).

         4 No instrument which defines the rights of holders of long-term debt of the registrant and its subsidiary is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         10(ii)(B)  Service agreement concerning provision by Telesector
                    Resources Group, Inc. to the registrant of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and
                    (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992 (Exhibit No. 19(I)1 to the registrant's filing on Form SE dated March 23, 1993, File No. 1-3435).

         23         Consent of Independent Accountants.

         24         Powers of Attorney.

         27.1       Financial Data Schedule - 1997.

         27.2       Restated Financial Data Schedule - 1995.


    (b)  Reports on Form 8-K:

                    There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1997.

                          New York Telephone Company

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         New York Telephone Company


                                         By  /s/  Edwin F. Hall
                                           -------------------------
                                                  Edwin F. Hall
                                                  Controller



March 25, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:
                                                        +++++
 Ivan G. Seidenberg              President and              +
                                 Chief Executive Officer    +
                                                            +
                                                            +
Principal Financial Officer:                                +
                                                            +
 Doreen A. Toben                 Chief Financial Officer    +
                                                            +
                                                            +
Principal Accounting Officer:                               +      By  /s/ Edwin F. Hall
                                                            +        -------------------------
                                                            +              Edwin F. Hall
 Edwin F. Hall                   Controller                 +              (individually and as
                                                            +              attorney-in-fact)
                                                            +              March 25, 1998
Directors:                                                  +
                                                            +
 Richard L. Carrion                                         +
 Lodewijk J.R. de Vink                                      +
 Stanley P. Goldstein                                       +
 Helene L. Kaplan                                           +
 Elizabeth T. Kennan                                        +
 John F. Maypole                                            +
 Joseph Neubauer                                            +
 Hugh B. Price                                              +
 Ivan G. Seidenberg                                         +
 Walter V. Shipley                                          +
 John R. Stafford                                           +
                                                        +++++

                          New York Telephone Company

        Index to Financial Statements and Financial Statement Schedule



                                                                            Page
                                                                            ----

Report of Independent Accountants.........................................   F-2

Consolidated Statements of Income and Reinvested Earnings (Accumulated
     Deficit) For the years ended December 31, 1997, 1996 and 1995........   F-3

Consolidated Balance Sheets - December 31, 1997 and 1996..................   F-4

Consolidated Statements of Cash Flows
     For the years ended December 31, 1997, 1996 and 1995.................   F-6

Notes to Consolidated Financial Statements................................   F-7

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 1997, 1996 and 1995.................  F-23


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                          New York Telephone Company

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareowner and Board of Directors of New York Telephone Company:

We have audited the consolidated financial statements and financial statement schedule of New York Telephone Company and subsidiary as listed in the index on page F-1 of this Form 10-K. The financial statements give retroactive effect to the merger of Bell Atlantic Corporation and NYNEX Corporation (the Company's parent company) on August 14, 1997, which has been accounted for as a pooling of interests, as described in Note 2 to the financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New York Telephone Company and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 4 to the consolidated financial statements, in 1996, the Company changed its method of accounting for directory publishing revenues and expenses. Also, as discussed in Notes 1 and 3 to the consolidated financial statements, in the second quarter of 1995, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."



/s/ COOPERS & LYBRAND L.L.P.


1301 Avenue of the Americas
New York, New York
February 9, 1998

                          New York Telephone Company

CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                        For the Years Ended December 31
                             (Dollars in Millions)

                                                                        1997          1996         1995
                                                                      --------     ---------    ---------
OPERATING REVENUES (including $224.3, $233.8, and $212.5
  from affiliates)..................................................  $7,957.3     $ 8,022.6    $ 7,937.1
                                                                      --------     ---------    ---------

OPERATING EXPENSES
  Employee costs, including benefits and taxes......................   2,435.6       2,242.0      2,431.0
  Depreciation and amortization.....................................   1,446.0       1,326.2      1,392.5
  Taxes other than income...........................................     679.6         668.4        798.8
  Other (including $1,427.1, $1,278.4,
          and $1,265.2 to affiliates)...............................   2,443.0       2,305.6      2,286.5
                                                                      --------     ---------    ---------
                                                                       7,004.2       6,542.2      6,908.8
                                                                      --------     ---------    ---------

OPERATING INCOME....................................................     953.1       1,480.4      1,028.3

OTHER INCOME, NET (including $36.5, $18.8,
  and $22.2 from affiliates)........................................      16.6          23.7         48.5

INTEREST EXPENSE (including $46.2, $25.2,
  and $16.8 to affiliate)...........................................     332.1         288.5        306.8
                                                                      --------     ---------    ---------

Income Before Provision for Income Taxes, Extraordinary
  Item, and Cumulative Effect of Change in
    Accounting Principle............................................     637.6       1,215.6        770.0

PROVISION FOR INCOME TAXES..........................................     207.6         402.5        241.8
                                                                      --------     ---------    ---------

Income Before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle..........................     430.0         813.1        528.2

EXTRAORDINARY ITEM
  Discontinuation of Regulatory Accounting
    Principles, Net of Tax..........................................       ---           ---     (2,291.6)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE
  Directory Publishing, Net of  Tax.................................       ---          55.7          ---
                                                                      --------     ---------    ---------

NET INCOME (LOSS)...................................................  $  430.0     $   868.8    $(1,763.4)
                                                                      ========     =========    =========


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of period............................................  $ (894.5)    $(1,763.3)   $      .1
  Add:  net income (loss)...........................................     430.0         868.8     (1,763.4)
        other.......................................................       (.1)          ---        180.5
                                                                      --------     ---------    ---------
                                                                        (464.6)       (894.5)    (1,582.8)
  Deduct:  dividends................................................       ---           ---        180.5
                                                                      --------     ---------    ---------
  At end of period..................................................  $ (464.6)    $  (894.5)   $(1,763.3)
                                                                      ========     =========    =========

                See Notes to Consolidated Financial Statements.

                          New York Telephone Company

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)



                                    ASSETS
                                    ------

                                                               December 31
                                                          ---------------------
                                                            1997        1996
                                                          ---------   ---------

CURRENT ASSETS
Cash...............................................       $    44.3   $    22.8
Short-term investments.............................           310.9         ---
Accounts receivable:
  Trade and other, net of allowances for
   uncollectibles of $184.9 and $166.9.............         1,542.6     1,560.1
  Affiliates.......................................           114.5        27.8
Material and supplies..............................           139.3       110.8
Prepaid expenses...................................           234.2        93.6
Deferred income taxes..............................              .4          .8
Other..............................................            75.9        74.8
                                                          ---------   ---------
                                                            2,462.1     1,890.7
                                                          ---------   ---------

PLANT, PROPERTY AND EQUIPMENT......................        21,442.5    20,764.7
Less accumulated depreciation......................        11,967.5    11,472.3
                                                          ---------   ---------
                                                            9,475.0     9,292.4
                                                          ---------   ---------

OTHER ASSETS.......................................           710.9       832.2
                                                          ---------   ---------

TOTAL ASSETS.......................................       $12,648.0   $12,015.3
                                                          =========   =========


                See Notes to Consolidated Financial Statements.

                          New York Telephone Company

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)



                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                        December 31
                                                  ----------------------
                                                    1997          1996
                                                  ----------   ---------

CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate....................   $ 1,451.4    $   568.4
  Other........................................       100.7         61.2
Accounts payable and accrued liabilities:
  Affiliates...................................       915.9        848.9
  Other........................................     1,075.5      1,275.1
Other liabilities..............................       243.7        264.3
                                                  ---------    ---------
                                                    3,787.2      3,017.9
                                                  ---------    ---------

LONG-TERM DEBT.................................     3,710.0      3,852.6
                                                  ---------    ---------

EMPLOYEE BENEFIT OBLIGATIONS...................     3,171.6      3,058.2
                                                  ---------    ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................        17.3         16.4
Unamortized investment tax credits.............        93.6        106.8
Other..........................................       137.5        175.1
                                                  ---------    ---------
                                                      248.4        298.3
                                                  ---------    ---------

COMMITMENTS (Notes 6 and 14)

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value......         1.0          1.0
Additional paid-in capital.....................     2,194.4      2,681.8
Accumulated deficit............................      (464.6)      (894.5)
                                                  ---------    ---------
                                                    1,730.8      1,788.3
                                                  ---------    ---------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $12,648.0    $12,015.3
                                                  =========    =========



                See Notes to Consolidated Financial Statements.

                          New York Telephone Company

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31
                             (Dollars In Millions)



                                                                 1997          1996         1995
                                                              ---------     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $   430.0     $   868.8    $(1,763.4)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization...........................    1,446.0       1,326.2      1,392.5
    Extraordinary item, net of tax..........................        ---           ---      2,291.6
    Cumulative effect of change in accounting
      principle, net of tax.................................        ---         (55.7)         ---
    Equity in income of affiliate...........................      (36.0)        (18.4)       (22.1)
    Dividends received from equity
      affiliate.............................................       16.5          20.6         16.5
    Deferred income taxes, net..............................       96.1          31.6       (159.3)
    Investment tax credits..................................      (13.1)        (24.1)       (29.5)
    Other items, net........................................      (40.5)        (10.3)        20.7
    Changes in certain assets and liabilities:
      Accounts receivable...................................      (49.7)        162.2       (168.7)
      Material and supplies.................................      (28.5)        (48.0)        10.7
      Other assets..........................................     (128.2)        (43.4)        52.9
      Accounts payable and accrued liabilities..............       87.6        (257.8)       288.9
      Employee benefit obligations..........................      113.4         (31.3)       184.8
      Other liabilities.....................................      (42.4)       (147.2)      (154.7)
                                                              ---------     ---------    ---------
Net cash provided by operating activities...................    1,851.2       1,773.2      1,960.9
                                                              ---------     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments.........................     (310.9)          ---          ---
Additions to plant, property and equipment..................   (1,529.4)     (1,308.1)    (1,436.4)
Other, net..................................................      (57.3)        (42.3)       (46.8)
                                                              ---------     ---------    ---------
Net cash used in investing activities.......................   (1,897.6)     (1,350.4)    (1,483.2)
                                                              ---------     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease
  obligations...............................................     (104.6)        (61.0)        (6.5)
Net change in note payable to affiliate.....................      883.0         261.0         18.3
Dividends paid..............................................        ---           ---       (361.7)
Distributions of additional paid-in capital.................     (679.0)       (563.7)      (180.5)
Net change in outstanding checks drawn
  on controlled disbursement accounts.......................      (31.5)        (76.2)        69.5
                                                              ---------     ---------    ---------
Net cash provided by/(used in) financing activities.........       67.9        (439.9)      (460.9)
                                                              ---------     ---------    ---------

NET CHANGE IN CASH..........................................       21.5         (17.1)        16.8

CASH, BEGINNING OF YEAR.....................................       22.8          39.9         23.1
                                                              ---------     ---------    ---------

CASH, END OF YEAR...........................................  $    44.3     $    22.8    $    39.9
                                                              =========     =========    =========



                See Notes to Consolidated Financial Statements.

                          New York Telephone Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business

    New York Telephone Company and its wholly owned subsidiary, Empire City Subway Company (Limited) (jointly referred to as the Company), are wholly owned subsidiaries of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The Company operates in a single industry segment - communications and related services. The Company currently provides two basic types of telecommunications services in a territory consisting of six Local Access and Transport Areas (LATAs) in New York, as well as a small portion of Connecticut. First, the Company transports telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes the provision of local exchange, local private line and public telephone services. Long distance service includes message toll service and intraLATA Wide Area Toll Service/800 services. The Company also earns long distance revenue from the provision of telecommunications service between LATAs (interLATA service) in the corridor between New York City and northern New Jersey. Second, the Company provides exchange access service, which links a subscriber's telephone equipment to the facilities of an interexchange carrier which, in turn, provides interLATA telecommunications service to their customers. The Company also provides exchange access service to carriers which provide intrastate intraLATA long distance telecommunications service. Other services provided by the Company include customer premises wiring and maintenance and billing and collection services.

    The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are likely to bring increased competitive pressures, but will also open new markets to Bell Atlantic, such as long distance services within its geographic region, upon completion of certain requirements of the Telecommunications Act.

    Basis of Presentation

    On August 14, 1997, Bell Atlantic and NYNEX completed a merger, which was accounted for as a pooling of interests. The financial statements include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger (see Note 2).

    The Company prepares its financial statements in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

    The consolidated financial statements include the accounts of the Company and its subsidiary. The Company has a 66-2/3% ownership interest in Telesector Resources Group, Inc. (Telesector Resources) and shares voting rights equally with the other owner, New England Telephone and Telegraph Company (New England Telephone), which is a wholly owned subsidiary of NYNEX. The Company uses the equity method of accounting for its investment in Telesector Resources.

    In 1995, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 3).

    Revenue Recognition

    The Company recognizes revenues when services are rendered based on usage of its local exchange network and facilities.

    Maintenance and Repairs

    The Company charges the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operating Expenses.

                          New York Telephone Company

    Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value.

    Short-term Investments

    Short-term investments consist of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

    Material and Supplies

    New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items.

    Plant and Depreciation

    The Company states plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

    In connection with the discontinued application of SFAS No. 71, for financial reporting purposes, the Company no longer uses asset lives set by regulators. As a result, the Company began using shorter estimated asset lives for certain categories of plant and equipment. The asset lives used by the Company are presented in the following table:

    Average Lives (in years)
    ------------------------------------------------------------
    Buildings.................................          20-60
    Central office equipment..................           5-12
    Cable, wiring and conduit.................           8-65
    Other equipment...........................           5-40

    When depreciable plant is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

    Computer Software Costs

    The Company capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred.

    Capitalization of Interest Costs

    The Company capitalizes interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost. Before the discontinued application of SFAS No. 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and an item of other income.

    Income Taxes

    Bell Atlantic and its domestic subsidiaries, including the Company, file a consolidated federal income tax return. The Company's provision for federal income taxes currently payable is allocated in accordance with its contribution to the

                          New York Telephone Company

consolidated group's taxable income and tax credits. For periods prior to the merger, NYNEX filed its own consolidated federal income tax return.

    The Company uses the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. The Company also defers certain transitional credits earned after the repeal. These credits are being amortized as a reduction to the Provision for Income Taxes over the estimated service lives of the related assets.

    Advertising Costs

    Advertising costs are expensed as incurred.

    Stock-Based Compensation

    The Company participates in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 1996, Bell Atlantic adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 10).


2.  BELL ATLANTIC - NYNEX MERGER

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

    As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has reduced Reinvested Earnings as of December 31, 1994 by a net $1,006.2 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company had amortized the transition benefit obligation over a twenty year period. The net reduction in Reinvested Earnings also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments (see Note 9).

Merger-Related Costs
    Results of operations for 1997 include merger-related pre-tax costs of approximately $11 million for direct incremental costs and $88 million for employee severance costs. These costs include approximately $39 million representing the Company's allocated share of merger-related costs from Telesector Resources, an affiliate which provides centralized services on a contract basis. Costs allocated from Telesector Resources are included in Other Operating Expenses.

    Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits", represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans.

                          New York Telephone Company

3.  DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

    In June 1995, the Company discontinued the use of regulatory accounting principles under SFAS No. 71. As a result, the Company recorded a noncash, extraordinary charge of $2,291.6 million, which is net of an income tax benefit of $1,203.4 million.

    The extraordinary charge consisted principally of adjustments to telephone plant and equipment through an increase to accumulated depreciation of $1,826.3 million to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company not been subject to rate regulation. Investment tax credit amortization of $36.2 million was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment. The Company also eliminated nonplant regulatory assets and liabilities of $501.5 million, principally related to deferred debt refinancing, vacation pay and pension costs, which were being amortized as they were recognized in the ratemaking process.


4.  CHANGE IN ACCOUNTING PRINCIPLE - DIRECTORY PUBLISHING

    The Company has an agreement with Bell Atlantic Yellow Pages Company (Yellow Pages) pursuant to which Yellow Pages pays a fee to the Company for use of the Company's name in soliciting directory advertising and in publishing and distributing directories. Effective January 1, 1996, Yellow Pages changed its method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. Yellow Pages believes the point-of-publication method is preferable because it is the method generally followed by publishing companies.

    The Company recorded a one-time, noncash gain of $95.4 million ($55.7 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of 1996, representing its portion of the cumulative effect of this accounting change. The application of the point-of-publication method for the year ended 1996 did not have a material effect on operating results, and would not have been material had it been applied in 1995.


5.  PLANT, PROPERTY AND EQUIPMENT

    Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                                      1997            1996
                                                   ---------       ---------
                                                     (Dollars in Millions)

    Land......................................     $    70.9       $    70.7
    Buildings.................................       1,959.6         1,878.0
    Central office equipment..................       8,762.6         8,360.3
    Cable, wiring and conduit.................       8,127.4         7,881.5
    Other equipment...........................       1,772.7         1,789.6
    Other.....................................         395.7           389.7
    Construction-in-progress..................         353.6           394.9
                                                   ---------       ---------
                                                    21,442.5        20,764.7
    Accumulated depreciation..................     (11,967.5)      (11,472.3)
                                                   ---------       ---------
    Total.....................................     $ 9,475.0       $ 9,292.4
                                                   =========       =========

                          New York Telephone Company

6.  LEASES

    The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. Plant, property and equipment included capital leases of $112.8 million and $113.6 million, and related accumulated amortization of $53.0 million and $50.2 million at December 31, 1997 and 1996, respectively. The Company incurred no initial capital lease obligations in 1997, 1996 and 1995.


    Total rent expense amounted to $106.1 million in 1997, $94.6 million in 1996 and $96.7 million in 1995.

    At December 31, 1997, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:

    Years                                     Capital Leases    Operating Leases
    -----                                     --------------    ----------------
                                                    (Dollars in Millions)

    1998......................................    $  11.7            $ 28.1
    1999......................................       11.7              25.8
    2000......................................       11.6              20.8
    2001......................................       11.5              18.2
    2002......................................        7.4              11.1
    Thereafter................................      426.1              47.6
                                                  -------            ------
    Total minimum rental commitments..........      480.0            $151.6
                                                                     ======

    Less interest and executory costs.........      428.0
                                                  -------
    Present value of minimum lease payments...       52.0
    Less current installments.................        2.5
                                                  -------
    Long-term obligation at December 31, 1997.    $  49.5
                                                  =======


7.  DEBT

    Debt Maturing Within One Year
                                                   1997                1996
                                                 --------            -------
                                                     (Dollars in Millions)

    Note payable to affiliate (NYNEX).........   $1,451.4            $ 568.4
    Long-term debt maturing within one year...      100.7               61.2
                                                 --------            -------
    Total debt maturing within one year.......   $1,552.1            $ 629.6
                                                 ========            =======

    Weighted average interest rate for note
      payable outstanding at year-end.........       5.7%               5.4%
                                                 ========            =======

    The Company has an agreement with NYNEX for the provision of short-term financing and cash management services.

                          New York Telephone Company

    Long-Term Debt

    Long-term debt consists of debentures, refunding mortgage bonds and notes issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                             1997        1996
                                                           --------   ---------
                                                          (Dollars in Millions)

    Debentures:
    Twelve year 6 1/2%, due 2005........................     $200.0      $200.0
    Twenty-one year 8 5/8%, due 2010....................      150.0       150.0
    Twenty year 7%, due 2013............................      100.0       100.0
    Twenty year 7%, due 2013............................      100.0       100.0
    Forty year 7 7/8%, due 2017.........................      200.0       200.0
    Thirty year 7 5/8%, due 2023........................      100.0       100.0
    Thirty year 6.70%, due 2023.........................      250.0       250.0
    Thirty year 7 1/4%, due 2024........................      450.0       450.0
    Thirty-two year 7%, due 2025........................      250.0       250.0
    Forty year 9 3/8%, due 2031.........................      200.0       200.0
    Forty year 7%, due 2033.............................      200.0       200.0

    Refunding mortgage bonds:
    Thirty-seven year 4 5/8% Series L, due 1997.........        ---        60.0
    Thirty-seven year 4 1/4% Series N, due 2000.........       70.0        70.0
    Forty year 4 5/8% Series M, due 2002................       60.0        60.0
    Forty year 4 5/8% Series O, due 2004................      130.0       130.0
    Forty year 4 7/8% Series P, due 2006................      100.0       100.0
    Thirty-six year 7 3/4% Series T, due 2006...........      200.0       200.0
    Forty year 6% Series Q, due 2007....................       75.0        75.0
    Forty year 7 1/2% Series R, due 2009................      150.0       150.0
    Forty year 7 3/8% Series V, due 2011................      200.0       200.0

    Notes:
    Five year 5 1/4%, due 1998..........................      100.0       100.0
    Ten year 5 7/8%, due 2003...........................      200.0       200.0
    Ten year 5 5/8%, due 2003...........................      150.0       150.0
    Ten year 6 1/4%, due 2004...........................      150.0       150.0
    Thirty year 8.20%, due 2008.........................        ---        42.0
                                                           --------    --------
                                                            3,785.0     3,887.0

    Unamortized discount and premium, net...............      (26.3)      (27.8)
    Capital lease obligations - average rate
      12.8% and 12.6%...................................       52.0        54.6
                                                           --------    --------
    Total long-term debt, including current maturities..    3,810.7     3,913.8
    Less maturing within one year.......................      100.7        61.2
                                                           --------    --------
    Total long-term debt................................   $3,710.0    $3,852.6
                                                           ========    ========

    Long-term debt outstanding at December 31, 1997 includes $1,185.0 million that is callable by the Company. The call prices range from 103.15% to 100.0% of face value, depending upon the remaining term to maturity of the issue.

    Substantially all of the Company's assets are subject to lien under the Company's Refunding Mortgage Bond indenture.

                          New York Telephone Company

    At December 31, 1997, the Company had $250 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission (SEC).

    On January 13, 1998, the Company issued $250.0 million of 6.125% debentures due on January 15, 2010, utilizing the remaining amount available under its shelf registration statement. The proceeds of this issuance were used in February 1998 to redeem $200.0 million of refunding mortgage bonds due in 2006 and to reduce short-term debt levels. In connection with this redemption, the Company will record an extraordinary charge of $1.5 million in the first quarter of 1998.

    The Company also registered $750.0 million of unsecured debt securities under a shelf registration statement filed with the SEC in February 1998.

8.  FINANCIAL INSTRUMENTS

    Concentrations of Credit Risk

    Financial instruments that subject the Company to concentrations of credit risk consist primarily of short-term investments and trade receivables.

    Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. For the years ended December 31, 1997, 1996 and 1995, revenues generated from services provided to AT&T (primarily network access and billing and collection) were $908.7 million, $763.1 million and $858.0 million, respectively.

    Fair Value of Financial Instruments

    The table below provides additional information about the Company's material financial instruments at December 31, 1997:

    Financial Instrument                Valuation Method
    ----------------------------------------------------------------------------
    Note payable to affiliate (NYNEX)   Carrying amounts
      and short-term investments

    Debt (excluding capital leases)     Market quotes for similar terms
                                        and maturities or future cash flows
                                        discounted at current rates


                                                1997                 1996
                                        -------------------  -------------------
                                        Carrying     Fair    Carrying    Fair
                                         Amount      Value    Amount     Value
                                        -------------------  -------------------
                                                  (Dollars in Millions)

    Debt............................    $5,210.1   $5,260.4  $4,427.6  $4,352.8

                          New York Telephone Company

9.  SHAREOWNER'S INVESTMENT

                                                                     Reinvested
                                                       Additional     Earnings
                                             Common      Paid-in    (Accumulated
    (Dollars in Millions)                     Stock      Capital      Deficit)
    -----------------------                  ------    ----------   ------------

    Balance at December 31,
     1994, as reported..................... $ 4,103.2    $    ---     $   702.2
    Adjustment for conforming accounting
     methodologies.........................                            (1,006.2)
    Transfer of stated capital to
     reinvested earnings...................    (304.1)                    304.1
                                            ---------    --------     ---------
    Balance at December 31, 1994, restated.   3,799.1                        .1

    Net loss...............................                            (1,763.4)
    Transfer of stated capital to
     additional paid-in capital............  (3,798.1)    3,798.1
    Transfer of additional paid-in capital
     to reinvested earnings................                (180.5)        180.5
    Dividends paid to NYNEX................                              (180.5)
    Distributions of additional paid-in
     capital to NYNEX......................                (361.0)
                                            ---------    --------     ---------
    Balance at December 31, 1995...........       1.0     3,256.6      (1,763.3)

    Net income.............................                               868.8
    Distributions of additional paid-in
     capital to NYNEX......................                (574.8)
                                            ---------    --------     ---------
    Balance at December 31, 1996...........       1.0     2,681.8        (894.5)

    Net income.............................                               430.0
    Distributions of additional paid-in
     capital to NYNEX......................                (487.4)
    Other..................................                                 (.1)
                                            ---------    --------     ---------
    Balance at December 31, 1997........... $     1.0    $2,194.4     $  (464.6)
                                            =========    ========     =========

    As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has reduced Reinvested Earnings as of December 31, 1994 by a net $1,006.2 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with SFAS No. 106 as if the merger had occurred as of the beginning of the earliest period presented.

    Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common Stock of the Company was reduced by $4,102.2 million and such amount was reallocated to Additional Paid-in Capital. A portion of this reallocation, totaling $304.1 million, has been shown as an adjustment to Reinvested Earnings in periods prior to 1994 in order to permit the payment dividends. As of June 21, 1995, dividends have been declared from Additional Paid-in Capital.


10. STOCK INCENTIVE PLANS

    The Company participates in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans. Effective January 1, 1996, Bell Atlantic adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1995 and subsequent awards consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) for the years ended December 31, 1997, 1996 and 1995 would have been $409.5 million, $855.4 million and $(1,764.1) million, respectively, compared to as reported net income (loss) of $430.0 million, $868.8 million and $(1,763.4) million for the corresponding years. These results may not be representative of the effects on pro forma net income for future years.

                          New York Telephone Company

    The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                 1997    1996    1995
                                                ------  ------  ------
    Dividend yield......................         4.86%   4.66%   6.50%
    Expected volatility.................        14.87%  15.30%  15.30%
    Risk-free interest rate.............         6.35%   5.42%   7.63%
    Expected lives (in years)...........            5       5       5

    The weighted average value of options granted was $8.60 per option during 1997, $5.51 per option during 1996 and $3.92 per option during 1995.

    The NYNEX stock options outstanding and exercisable at the date of the merger were converted to Bell Atlantic stock options using the exchange ratio of
0.768 Bell Atlantic common stock to one share of NYNEX common stock.


11. EMPLOYEE BENEFITS

    In 1997, following the completion of the merger, Bell Atlantic continued to maintain separate benefit plans for employees of the former NYNEX companies, including those employees of the Company. The assets of the Bell Atlantic and NYNEX pension and savings plans have been commingled in a master trust. The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations.

    Effective January 1, 1998, Bell Atlantic established common pension and savings plans benefit provisions for all management employees. As a result, continuing management employees of the Company will receive the same benefit levels as previously given under Bell Atlantic management plans. Pension and other postretirement benefits for associate employees are subject to collective bargaining agreements, and no changes were bargained in 1997. Modifications in associate benefits have been bargained from time to time, and Bell Atlantic may also periodically amend the benefits in the management plans. Substantive commitments for future amendments are reflected in the pension costs and benefit obligations.

    The structure of Bell Atlantic's benefit plans does not provide for the determination of certain disclosures required by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106. The required information is provided on a consolidated basis in Bell Atlantic's Annual Report on Form 10-K for the year ended December 31, 1997, which shows combined results and weighted-average assumptions. The Company's benefit costs and obligations for 1997, 1996 and 1995 were based on the historic benefit plans and actuarial assumptions as shown in the tables below.

    Pension Plans

    Bell Atlantic sponsors noncontributory defined benefit pension plans covering substantially all of its management and associate employees. Benefits for associate employees are determined by a flat dollar amount per year of service according to job classification. Effective December 31, 1997, the plan covering management employees was converted to a cash balance plan with benefits determined by compensation credits related to age and service and interest credits based on individual account balances. The management pension benefit for prior years was based on a stated percentage of adjusted career average earnings.

    Under the cash balance plan, each management employee's opening account balance was determined by converting the accrued pension benefit as of December 31, 1997 to a lump-sum amount based on the prior plan's provisions. The lump-sum value was then multiplied by a transition factor based on age and service to arrive at the opening balance.

    Bell Atlantic's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities, and real estate.

                          New York Telephone Company

   Pension cost (benefit) was $2.9 million, ($65.1) million and $29.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The change in pension cost from year to year was caused by a number of variables, including changes in actuarial assumptions (see table below), favorable returns on plan assets and plan amendments. The Company recognized net retirement incentive costs, which are included in pension cost (benefit), of $143.3 million in 1997, $67.6 million in 1996 and $182.1 million in 1995 as a result of work force reductions. The costs were comprised of special termination benefits charges of $258.7 million in 1997, $144.1 million in 1996 and $290.2 million in 1995.
These amounts were partially offset by curtailment gains of $85.2 million in 1997, $50.5 million in 1996 and $76.2 million in 1995 and by severance reserves of $30.2 million in 1997, $26.0 million in 1996 and $31.9 million in 1995. The severance reserves were established in 1993 and transferred to the pension liability as employees accepted the retirement incentive offer.

   The significant assumptions used for the pension measurements were as follows at December 31:

                                                      1997   1996   1995
                                                      -----  -----  -----
   Discount rate....................................  7.25%  7.75%  7.25%
   Rate of future increases in compensation levels
    Management - through 2000.......................  3.00   3.00   3.00
    Management - thereafter.........................  4.50   4.50   4.50
    Associate.......................................  4.00   4.00   4.00

   The expected long-term rate of return on plan assets was 8.90% for 1997, 1996 and 1995.

   Postretirement Benefits Other Than Pensions

   Bell Atlantic's postretirement health and life insurance benefit plans cover substantially all of the Company's management and associate employees. Postretirement health benefit costs are based on comprehensive medical and dental plan provisions. Postretirement life insurance costs are based on annual basic pay at retirement.

   Bell Atlantic funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

   As a result of the merger of Bell Atlantic and NYNEX, the Company recorded conforming adjustments for the immediate recognition of the transition benefit obligation as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company amortized the transition obligation over a twenty year period.

   Postretirement benefit cost was $201.0 million, $211.5 million and $279.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The change in postretirement benefit cost from year to year was caused by a number of variables, including changes in actuarial assumptions (see table below), changes in plan provisions, favorable medical claims experience and favorable returns on plan assets. The Company recognized net retirement incentive costs, which are included in the postretirement benefit cost, of $27.6 million in 1997, $1.3 million in 1996 and $33.1 million in 1995 as a result of work force reductions. The costs were comprised of special termination benefits charges of $19.9 million in 1997, $11.7 million in 1996 and $27.8 million in 1995 and curtailment losses of $56.8 million in 1997, $26.9 million in 1996 and $24.6 million in 1995. These amounts were partially offset by postretirement medical benefit reserves of $49.1 million in 1997, $37.3 million in 1996 and $19.3 million in 1995. The postretirement medical reserves were established in 1993 and transferred to the postretirement benefit liability as employees accepted the retirement incentive offer.

                          New York Telephone Company

   Assumptions used in the actuarial computations for postretirement benefits are as follows at December 31:

                                                      1997    1996    1995
                                                      -----  ------  ------
   Discount rate....................................  7.25%   7.75%   7.25%
   Rate of future increases in compensation levels
    Management - through 2000.......................  3.00    3.00    3.00
    Management - thereafter.........................  4.50    4.50    4.50
    Associate.......................................  4.00    4.00    4.00
   Medical cost trend rate:
    Year ending.....................................  6.50   10.60   11.60
    Ultimate (year 2001 for 1997, 2008 for 1996
        and 1995)...................................  5.00    4.50    4.50
   Dental cost trend rate:
     Year ending....................................  3.50    3.50    4.00
     Ultimate (year 2002)...........................  3.00    3.00    3.00

   The expected long-term rate of return on plan assets was 8.40% for 1997, 1996 and 1995.

   Retirement Incentives

   In 1993, the Company announced a restructuring plan which included an accrual of $630.9 million (pre-tax) for severance and postretirement medical benefits under a force reduction plan, of which $74.1 million was the Company's allocated portion of Telesector Resources' costs for its force reduction plan. Beginning in 1994, retirement incentives have been offered as a voluntary means of implementing substantially all of the work force reductions planned in 1993.

   Since the inception of the retirement incentive program, additional costs totaled $1,178.1 million (pre-tax) as of December 31, 1997. These costs include amounts associated with employees paid directly by the Company and the Company's allocated portion of amounts associated with employees of Telesector Resources. Costs associated with employees of the Company are comprised of $175.5 million in 1997, $73.4 million in 1996, $221.5 million in 1995 and $466.0 million in 1994 and are reported in Employee Costs. Costs associated with the Company's allocated portion of costs are comprised of $87.4 million in 1997, $14.4 million in 1996, $82.5 million in 1995 and $57.4 million in 1994 and are reported in Other Operating Expenses. The costs associated with employees paid by the Company include the pension and postretirement benefit amounts discussed above, as well as vacation pay costs and other items. As described above, the retirement incentive costs have been reduced by severance and postretirement medical benefits reserves established in 1993 and transferred to the pension and postretirement benefits liabilities as employees accepted the retirement offer. As of December 31, 1997, the remaining reserves associated with the 1993 restructuring plan were approximately $34 million for employee severance and $47 million for postretirement medical benefits.

   As of December 31, 1997, employees who have left the business under the retirement incentive program totaled 10,962, consisting of 5,475 management employees and 5,487 associate employees (including 2,433 management employees and 296 associate employees of Telesector Resources). The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees is scheduled to end in August 1998.

   Savings Plans and Employee Stock Ownership Plans

   Substantially all of the Company's employees are eligible to participate in savings plans maintained by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. At the date of the merger, NYNEX common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of
0.768 of a share of Bell Atlantic common stock to one share of NYNEX common stock. The Company matches a portion of employee contributions through a leveraged employee stock ownership plan (ESOP) maintained by Bell Atlantic.
Bell Atlantic recognizes leveraged ESOP cost based on the shares allocated method for the leveraged ESOP trust that held securities after December 15, 1989. The Company recognizes ESOP cost based on its matching obligation attributable to participating Company employees. The Company recorded ESOP costs of $11.6 million, $10.8 million and $10.2 million in 1997, 1996 and 1995, respectively. In

                          New York Telephone Company

addition to the ESOP, Bell Atlantic maintains savings plans for certain employees of the Company. The Company recorded compensation expense associated with the savings plans of $43.7 million, $40.8 million and $38.3 million in 1997, 1996 and 1995, respectively.


12. INCOME TAXES

    The components of income tax expense are as follows:

                                                        Years Ended December 31
                                                        ------------------------
                                                         1997     1996    1995*
                                                        -------  ------  -------
                                                         (Dollars in Millions)
    Current:
         Federal.....................................    $120.6  $390.4  $426.6
         State and local.............................       4.0     4.6     4.0
                                                         ------  ------  ------
         Total.......................................     124.6   395.0   430.6
                                                         ------  ------  ------

    Deferred:
         Federal.....................................      96.4    30.9  (159.3)
         State and local.............................       (.3)     .7     ---
                                                         ------  ------  ------
         Total.......................................      96.1    31.6  (159.3)
                                                         ------  ------  ------
                                                          220.7   426.6   271.3
    Investment tax credits...........................     (13.1)  (24.1)  (29.5)
                                                         ------  ------  ------
    Total income tax expense.........................    $207.6  $402.5  $241.8
                                                         ======  ======  ======

    * Does not include the effect of investment tax credit amortization that was accelerated in connection with the discontinued application of SFAS No. 71.

    The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                        Years Ended December 31
                                                       -------------------------
                                                         1997     1996     1995
                                                       --------  -------  ------

    Statutory federal income tax rate................    35.0%    35.0%    35.0%
    Investment tax credits...........................    (1.4)    (1.3)    (1.8)
    State income taxes, net of federal tax benefits..      .4       .5       .5
    Other, net.......................................    (1.4)    (1.1)    (2.3)
                                                         ----     ----     ----
    Effective income tax rate........................    32.6%    33.1%    31.4%
                                                         ====     ====     ====

    Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) were as follows at December 31:

                                                            1997        1996
                                                         ----------  -----------
                                                          (Dollars in Millions)

    Deferred tax assets:
         Employee benefits...........................    $  (674.4)   $(1,157.0)
         Investment tax credits......................        (33.6)       (35.9)
         Debt refinancings...........................        (59.3)         ---
         Other.......................................       (713.8)      (350.1)
                                                         ---------    ---------
                                                          (1,481.1)    (1,543.0)
                                                         ---------    ---------
    Deferred tax liabilities:
         Depreciation................................        974.3        971.9
         Other.......................................        194.5        165.3
                                                         ---------    ---------
                                                           1,168.8      1,137.2
                                                         ---------    ---------
    Net deferred tax (asset).........................    $  (312.3)   $  (405.8)
                                                         =========    =========

                          New York Telephone Company

    Deferred tax assets include approximately $617 million and $459 million at December 31, 1997 and 1996, respectively, related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.


13. ADDITIONAL FINANCIAL INFORMATION

                                                                December 31
                                                              ---------------
                                                              1997       1996
                                                              ----       ----
                                                           (Dollars in Millions)

    BALANCE SHEETS:
    Accounts payable and accrued liabilities:
       Accounts payable - affiliates...............          $915.9     $848.9
       Accounts payable - other....................           713.2      898.9
       Accrued expenses............................            37.2       52.9
       Accrued vacation pay........................           174.2      162.4
       Accrued taxes...............................            69.3       96.6
       Interest payable - other....................            81.6       64.3
                                                           --------   --------
                                                           $1,991.4   $2,124.0
                                                           ========   ========
   Other current liabilities:
       Advance billings and customer deposits......        $  176.0   $  180.8
       Deferred income taxes.......................            67.7       83.5
                                                           --------   --------
                                                           $  243.7   $  264.3
                                                           ========   ========


                                                       Years Ended December 31
                                                     --------------------------
                                                      1997       1996     1995
                                                     ------     ------   ------
                                                        (Dollars in Millions)

     STATEMENTS OF CASH FLOWS:
     Cash paid during the year for:
      Income taxes, net of amounts refunded........  $280.0     $338.4   $481.5
      Interest, net of amounts capitalized.........   313.2      299.9    293.5

     STATEMENTS OF INCOME AND REINVESTED
      EARNINGS (ACCUMULATED DEFICIT):
     Interest expense incurred,
      net of amounts capitalized...................  $332.1      288.5    306.8
     Capitalized interest..........................    21.6       22.4      ---
     Advertising expense...........................    57.4       58.2     57.9

     Interest paid during the year includes $46.2 million in 1997, $25.2 million in 1996 and $17.0 million in 1995 related to short-term financing services provided by NYNEX (see Note 7).

     Advertising expense includes $57.4 million, $58.2 million and $55.2 million in 1997, 1996 and 1995, respectively, allocated to the Company by Telesector Resources.

     At December 31, 1997 and 1996, $44.2 million and $75.7 million, respectively, of bank overdrafts were classified as accounts payable.


14. COMMITMENTS AND CONTINGENCIES

    Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for certain liabilities in connection with regulatory and legal matters which it currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of these matters in future periods will have a material effect on the Company's financial position, but could have a material effect on results of operations.

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

     In February 1997, the NYSPSC determined that the Company had not met all of the targets established in the 1994 service improvement plan and directed the Company to rebate to customers approximately $12 million, plus related interest of $5 million, of the $27 million of deferred revenues. The remaining deferred revenues of approximately $10 million were recognized in the first quarter of 1997.

     During 1997, approximately $12 million of the deferred revenues were recognized in connection with Incentive Plan commitments that were met and approximately $56 million of revenues remained deferred as of December 31, 1997.

     The Incentive Plan also established annual service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. The Company accrued a liability of approximately $62 million of revenues in 1996 based on service performance results for 1996 (Plan Year 1), which ended August 31, 1996. During 1996, $16 million of this amount was rebated to customers and $46 million remained accrued at December 31, 1996. During 1997, an additional $10 million in rebates was ordered and accrued as a result of the NYSPSC's denial of the Company's claim of miscalculation of certain service performance data. As of December 31, 1997, all Plan Year 1 rebates have been made to customers.

     In connection with service performance results for 1997 (Plan Year 2), which ended on August 31, 1997, the Company accrued approximately $6 million, of which approximately $5 million was rebated to customers during 1997. The Company also accrued $6 million in 1997 related to service performance results for 1998 (Plan Year 3), which runs through August 31, 1998. None of the amounts accrued for Plan Year 3 have been rebated to customers as of December 31, 1997.

     Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $284 million, plus related interest. In the first quarter of 1997, the NYSPSC approved a settlement agreement with respect to affiliate transaction issues resulting from the Company's 1990 intrastate rate case. Pursuant to that agreement the Company refunded approximately $89 million (including interest) to customers. (The Company recorded charges for the refund in 1995 and 1996). The settlement resolved all pending issues related to affiliate transactions. As a result of the settlement, approximately $239 million of revenues are no longer subject to possible refund. During 1997, an additional $14 million of revenues related to several regulatory matters were considered subject to possible refund. As of December 31, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $59 million plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.


15.  TRANSACTIONS WITH AFFILIATES

     The financial statements include transactions with Telesector Resources, NYNEX, and various other affiliates.

     The Company has contractual arrangements with Telesector Resources and NYNEX for the provision of various centralized services. Telesector Resources principally provides network related services which generally benefit only the operating telephone subsidiaries. These services include marketing, legal and accounting, finance, data processing, and materials management for various network operations. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on identification of detailed work functions. The Company was also allocated a portion of Telesector Resources retirement incentive program costs.

     NYNEX principally provides overhead and support services which generally benefit the operating telephone companies as well as other subsidiaries. These services include corporate governance and staff support in finance, external affairs, legal and corporate secretary, media relations, employee communications, corporate advertising, human resources,

                          New York Telephone Company

and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on work studies performed to identify on whose behalf services are being performed. Certain costs which are performed on behalf of all subsidiaries are allocated to those subsidiaries based on their relative size.

     The Company receives technical and support services from Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the regional holding companies. The costs of these services are billed separately through Telesector Resources to the Company. In November 1996, Bell Atlantic and other Bellcore owners entered into an agreement to sell their jointly owned investment in Bellcore. The transaction was completed in November 1997. The Company recognized an after-tax gain of approximately $14 million, net of reserves. The Company continues to contract with Bellcore for technical and support services.

     The Company recognizes interest expense/income in connection with borrowing arrangements with NYNEX to provide short-term financing services to the Company (see Note 7).

     Operating revenues include fees earned from Yellow Pages for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. These revenues are earned pursuant to an agreement whereby Yellow Pages must pay all of its earnings related to directory publishing in New York which are in excess of a regulated rate of return. Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment.

     The Company records income under the equity method of accounting from its investment in Telesector Resources. The Company also paid cash dividends to its parent company, NYNEX.

     Transactions with affiliates are summarized as follows:

                                                      Years Ended December 31
                                                    ----------------------------
                                                      1997      1996      1995
                                                    --------  --------  --------
                                                       (Dollars in Millions)

     Operating revenues:
       Yellow Pages directory revenues............  $  148.4  $  169.7  $  152.9
       Other revenue from affiliates..............      75.9      64.1      59.6
                                                    --------  --------  --------
                                                       224.3     233.8     212.5
                                                    --------  --------  --------

     Operating expenses:
       Telesector Resources.......................   1,366.1   1,197.4   1,171.5
       NYNEX......................................      27.1      34.1      33.0
       Bellcore...................................      27.7      40.3      53.7
       Other......................................       6.2       6.6       7.0
                                                    --------  --------  --------
                                                     1,427.1   1,278.4   1,265.2
                                                    --------  --------  --------

     Other income:
      Telesector Resources - equity income........      36.0      18.4      22.1
      NYNEX - interest income.....................        .5        .4        .1
                                                    --------  --------  --------
                                                        36.5      18.8      22.2
                                                    --------  --------  --------

     Interest expense to NYNEX....................      46.2      25.2      16.8

     Dividends to NYNEX...........................       ---       ---     180.5

     Distributions of additional paid-in capital
       to NYNEX...................................     487.4     574.8     361.0

     Outstanding balances with affiliates are reported on the Balance Sheets at December 31, 1997 and 1996 as Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

     On February 2, 1998, the Company declared and paid a dividend from Additional Paid-in-Capital in the amount of $243.7 million to NYNEX.

                          New York Telephone Company

16.  QUARTERLY FINANCIAL INFORMATION (unaudited)
                                                         Income Before
                                                          Cumulative
                                                       Effect of Change
                                 Operating   Operating   in Accounting    Net
Quarter Ended                     Revenues     Income      Principle     Income
-------------                    ---------   --------- ----------------  ------
                                              (Dollars in Millions)

1997:
 March 31..................       $1,913.4   $  292.2       $ 123.7     $ 123.7
 June 30...................        2,095.1      426.6         239.6       239.6
 September 30*.............        1,942.2      (34.4)        (66.2)      (66.2)
 December 31...............        2,006.6      268.7         132.9       132.9
                                  --------   --------       --------    -------
 Total.....................       $7,957.3   $  953.1       $ 430.0     $ 430.0
                                  ========   ========       ========    =======

1996:
 March 31..................       $1,917.8     $222.6       $ 108.2     $ 163.9
 June 30...................        2,069.5      427.5         239.0       239.0
 September 30..............        2,013.0      397.4         216.0       216.0
 December 31...............        2,022.3      432.9         249.9       249.9
                                  --------   --------       --------    -------
  Total                           $8,022.6   $1,480.4       $  813.1    $ 868.8
                                  ========   ========       ========    =======


   *Results of operations for the third quarter of 1997 include merger-related costs (see Note 2).

                          New York Telephone Company

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1996 and 1995
                             (Dollars in Millions)

                                                        Additions
                                                 -----------------------
                                                                Charged
                                 Balance at       Charged       to Other                     Balance
                                 Beginning          to          Accounts      Deductions     at End
   Description                   of Period       Expenses        Note(a)        Note(b)     of Period
   -----------                   ----------      --------       --------      ----------    ---------
   Allowance for Uncollectible
      Accounts Receivable:

     Year 1997...............      $166.9         $122.5         $256.5         $361.0        $184.9

     Year 1996...............      $159.3         $107.8         $167.4         $267.6        $166.9

     Year 1995...............      $138.2         $109.2         $180.7         $268.8        $159.3

   Restructuring Reserves:

     Year 1997...............      $160.8         $  ---         $  ---         $ 80.2        $ 80.6

     Year 1996...............      $336.5         $  ---         $  ---         $175.7        $160.8

     Year 1995...............      $521.8         $  ---         $  ---         $185.3        $336.5




----------------------

(a) (i) Amounts previously written off which were credited directly to this account when recovered; and (ii) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.

(b) Amounts written off as uncollectible or transferred to other accounts or utilized.

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



                           New York Telephone Company



                         COMMISSION FILE NUMBER 1-3435

   Form 10-K for 1997
   File No. 1-3435
   Page 1 of 1

                                   EXHIBIT INDEX



   Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.


         (3)  Exhibits

                    Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

         3a Certificate of Incorporation of New York Telephone Company, as amended and restated December 2, 1987 (Exhibit No. 3(a) to the registrant's filing on Form SE dated March 24, 1988, File No. 1-3435).

         3b By-Laws of the registrant, as amended April 22, 1987 (Exhibit No. 3(b) to the registrant's filing on Form SE dated March 24, 1988, File No. 1-3435).

         4 No instrument which defines the rights of holders of long-term debt of the registrant and its subsidiary is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         10(ii)(B)  Service agreement concerning provision by Telesector
                    Resources Group, Inc. to the registrant of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and
                    (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992 (Exhibit No. 19(I)1 to the registrant's filing on Form SE dated March 23, 1993, File No. 1-3435).

         23         Consent of Independent Accountants.

         24         Powers of Attorney.

         27.1       Financial Data Schedule - 1997.

         27.2       Restated Financial Data Schedule - 1995.