Form 10-Q
period 1998-03-31
NEW YORK TELEPHONE CO
filed 1998-05-11
CIK 71689

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


      (Mark one)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

                        Telephone Number (212) 395-2121

                           -------------------------

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

================================================================================

                          New York Telephone Company

------------------------------------
Part I - Financial Information
------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  (Unaudited)
                             (Dollars in Millions)


                                                           Three months ended
                                                               March 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
OPERATING REVENUES
  (including $33.4 and $34.3 from affiliates)...........  $2,011.8    $1,913.4
                                                          --------    --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes..........     540.6       634.7
  Depreciation and amortization.........................     346.8       325.7
  Taxes other than income...............................     175.5       175.4
  Other (including $308.2 and $396.9 to affiliates).....     568.3       485.4
                                                          --------    --------
                                                           1,631.2     1,621.2
                                                          --------    --------

OPERATING INCOME........................................     380.6       292.2

OTHER INCOME, NET
  (including $5.8 and $2.9 from affiliates).............       5.2         1.8

INTEREST EXPENSE
  (including $13.8 and $9.5 to affiliate)...............      80.4       106.9
                                                          --------    --------

Income Before Provision for Income Taxes and
  Extraordinary Item....................................     305.4       187.1

PROVISION FOR INCOME TAXES..............................     103.4        63.4
                                                          --------    --------

Income Before Extraordinary Item........................     202.0       123.7

EXTRAORDINARY ITEM
  Early extinguishment of debt, net of tax..............      (1.5)        ---
                                                          --------    --------

NET INCOME..............................................  $  200.5    $  123.7
                                                          ========    ========

ACCUMULATED DEFICIT
  At beginning of period................................  $ (464.6)   $ (894.5)
  Add:  net income......................................     200.5       123.7
                                                          --------    --------
  At end of period......................................  $ (264.1)   $ (770.8)
                                                          ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


------------------------------------
Assets
------------------------------------


                                                 March 31,  December 31,
                                                   1998         1997
                                                 ---------  ------------
CURRENT ASSETS
Cash...........................................  $    64.1     $    44.3
Short-term investments.........................      288.2         310.9
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $186.9 and $184.9........    1,527.6       1,542.6
  Affiliates...................................       98.4         114.5
Material and supplies..........................      147.4         139.3
Prepaid expenses...............................      178.1         234.2
Deferred income taxes..........................         .4            .4
Other..........................................       76.3          75.9
                                                 ---------     ---------
                                                   2,380.5       2,462.1
                                                 ---------     ---------

PLANT, PROPERTY AND EQUIPMENT..................   21,667.2      21,442.5
Less accumulated depreciation..................   12,190.8      11,967.5
                                                 ---------     ---------
                                                   9,476.4       9,475.0
                                                 ---------     ---------

OTHER ASSETS...................................      709.3         710.9
                                                 ---------     ---------

TOTAL ASSETS...................................  $12,566.2     $12,648.0
                                                 =========     =========

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


-----------------------------------------------
Liabilities and Shareowner's Investment
-----------------------------------------------


                                                 March 31,   December 31,
                                                    1998         1997
                                                 ----------  ------------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate....................  $ 1,312.3      $ 1,451.4
  Other........................................      100.6          100.7
Accounts payable and accrued liabilities:
  Affiliates...................................    1,104.8          915.9
  Other........................................    1,107.9        1,075.5
Other liabilities..............................      247.4          243.7
                                                 ---------      ---------
                                                   3,873.0        3,787.2
                                                 ---------      ---------

LONG-TERM DEBT.................................    3,759.3        3,710.0
                                                 ---------      ---------

EMPLOYEE BENEFIT OBLIGATIONS...................    3,128.0        3,171.6
                                                 ---------      ---------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................       17.2           17.3
Unamortized investment tax credits.............       91.0           93.6
Other..........................................      111.5          137.5
                                                 ---------      ---------
                                                     219.7          248.4
                                                 ---------      ---------
SHAREOWNER'S INVESTMENT
Common stock - one share, without par value....        1.0            1.0
Additional paid-in capital.....................    1,849.3        2,194.4
Accumulated deficit............................     (264.1)        (464.6)
                                                 ---------      ---------
                                                   1,586.2        1,730.8
                                                 ---------      ---------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $12,566.2      $12,648.0
                                                 =========      =========


           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                            Three months ended
                                                                 March 31,
                                                           --------------------
                                                              1998       1997
                                                           ---------  ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.............     $   675.8  $   376.8
                                                           ---------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments..................          25.7        ---
Additions to plant, property and equipment............        (332.6)    (284.8)
Other, net............................................         (14.4)      (8.6)
                                                           ---------  ---------
Net cash used in investing activities.................        (321.3)    (293.4)
                                                           ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings..............................         250.0        ---
Early extinguishment of debt..........................        (200.0)       ---
Principal repayments of borrowings and capital lease
  obligations.........................................           (.6)     (42.6)
Net change in note payable to affiliate...............        (139.1)     212.2
Distributions of additional paid-in capital...........        (243.7)    (191.6)
Net change in outstanding checks drawn
  on controlled disbursement accounts.................          (1.3)     (41.4)
                                                           ---------  ---------
Net cash used in financing activities.................        (334.7)     (63.4)
                                                           ---------  ---------

NET CHANGE IN CASH....................................          19.8       20.0


CASH, BEGINNING OF PERIOD.............................          44.3       22.8
                                                           ---------  ---------


CASH, END OF PERIOD...................................     $    64.1  $    42.8
                                                           =========  =========



           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation
--------------------------------------------------------------------------------

New York Telephone Company and its wholly owned subsidiary, Empire City Subway Company (Limited) (jointly referred to as the Company) are wholly owned subsidiaries of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements included in the Company's 1997 Form 10-K.

     The Company has reclassified certain amounts from prior year's data to conform with the 1998 presentation.

2.   Dividend
--------------------------------------------------------------------------------

On March 24, 1998, the Company declared a dividend in the amount of $101.4 million from Additional Paid-in Capital. The dividend was paid to NYNEX on April 15, 1998.

3.   Debt
--------------------------------------------------------------------------------

In the first quarter of 1998, the Company recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $1.5 million (net of an income tax benefit of $.8 million).

     On April 7, 1998, the Company issued $250.0 million of 6.0% debentures due on April 15, 2008 and $100.0 million of 6.5% debentures due on April 15, 2028. The proceeds of this issuance will be used in May 1998 to redeem $200.0 million of 7.875% debentures due in 2017 and $150.0 million of 7.5% refunding mortgage bonds due in 2009. In connection with these redemptions, the Company will record an after-tax extraordinary charge of $6.0 million in the second quarter of 1998.

4.   Financial Commitments
--------------------------------------------------------------------------------

As of March 31, 1998, the Company had approximately $51 million of revenues remaining deferred under a 1995 plan approved by the New York State Public Service Commission (NYSPSC) associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the Incentive Plan). The deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain commitments, the NYSPSC has the authority to require the Company to rebate the deferred revenues to customers.

     The Incentive Plan also established annual service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. The Company accrued a liability of approximately $62 million of revenues in 1996 based on service performance results for 1996 (Plan Year 1), which ended August 31, 1996. In connection with service performance results for 1997 (Plan Year 2), which ended on August 31, 1997, the Company accrued a liability of approximately $6 million. The Company has rebated all of these amounts to customers except for $1 million, which remained accrued at March 31, 1998. The Company has also accrued a liability of approximately $12 million related to service performance results for 1998 (Plan Year 3), which runs through August 31, 1998. None of the amounts accrued for Plan Year 3 have been rebated to customers.

5.   Revenues Subject to Possible Refund
--------------------------------------------------------------------------------

Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of March 31, 1998, the aggregate amount of revenues estimated to be subject to possible refund was approximately $59 million plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

                          New York Telephone Company

6.   Litigation and Other Contingencies
--------------------------------------------------------------------------------

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

7.   Recent Accounting Pronouncement
--------------------------------------------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). The Company is required to adopt SOP 98-1 effective January 1, 1999, although earlier adoption is permitted. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. The Company is currently evaluating the provisions of SOP 98-1 and has not yet determined what the impact of adopting this statement will be on its future results of operations or financial position.

                          New York Telephone Company

Item 2.  Management's Discussion and Analysis of Results of Operations
--------------------------------------------------------------------------------
     (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

-----------------------------
RESULTS OF OPERATIONS
-----------------------------

     The Company reported net income of $200.5 million for the three month period ended March 31, 1998, compared to net income of $123.7 million for the same period in 1997.

     In the first quarter of 1998, the Company recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $1.5 million (net of an income tax benefit of $.8 million).

     The Company incurred pre-tax costs associated with its retirement incentive program totaling $11.0 million for the three month period ended March 31, 1998, compared to $181.2 million for the same period in 1997.

     The retirement incentive costs for 1998 and 1997 include amounts charged to the Company by Telesector Resources Group, Inc. (Telesector Resources), an affiliate, for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. In 1998, the retirement incentive costs allocated to the Company by Telesector Resources were $4.5 million, compared to $79.1 million in 1997. For additional information about the Company's retirement incentive program, see "Retirement Incentives" on page 10.

     These and other items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


------------------------------------
Operating Revenue Statistics
------------------------------------
                                              1998       1997           % Change
--------------------------------------------------------------------------------

At March 31
-----------
 Access Lines in Service (in thousands)*
   Residence.............................     7,390      7,210             2.5%
   Business..............................     4,007      3,800             5.4
   Public................................       165        164              .6
                                             ------     ------
                                             11,562     11,174             3.5
                                             ======     ======

Three Month Period Ended March 31
---------------------------------
  Access Minutes of Use (in millions)......  11,247     10,711             5.0
                                             ======     ======

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels.

OPERATING REVENUES
------------------
(Dollars in Millions)

Three Month Period Ended March 31             1998      1997
--------------------------------------------------------------------------------

Local services......................       $1,232.4  $1,106.2
Network access services.............          595.3     589.7
Long distance services..............           60.4      65.4
Ancillary services..................           97.7     122.5
Directory and information services..           26.0      29.6
                                           --------  --------
Total...............................       $2,011.8  $1,913.4
                                           ========  ========

                          New York Telephone Company

LOCAL SERVICES REVENUES

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $126.2           11.4%
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

     The increase in local services revenues was principally due to the settlement of a regulatory issue which resulted in the payment of approximately $83 million of refunds to customers in the first quarter of 1997. The revenue impact of this refund was offset entirely by the reversal of a prior year accrual, which was recorded in Other Operating Expenses. The Company also paid service rebates to customers totaling $22 million in the first quarter of 1997, which also negatively impacted local services revenues in that period. The revenue impact of these rebates was offset entirely by the reversal of a prior year accrual, which was recorded in Ancillary Services Revenues.

     Higher usage of the Company's network facilities also contributed to the increase in local services revenues in the first quarter of 1998. This growth was generated by an increase in access lines in service of 3.5% from March 31, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines.

     The Company also recognized higher revenues from public telephone services principally as a result of price increases for usage of the Company's pay phones. Growth in revenues from value-added services resulting from higher customer demand and usage was substantially offset by the elimination of business Touch-Tone service charges in September 1997.


NETWORK ACCESS SERVICES REVENUES


     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $5.6               .9%
--------------------------------------------------------------------------------

     Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

     Network access services revenues grew in the first quarter of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 5.0% from March 31, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in the first quarter of 1998.

     Volume-related growth was substantially offset by net price reductions mandated by federal and state price cap plans. Price decreases of approximately $122 million annually were implemented under the Federal Communications Commission's (FCC) Interim Price Cap Plan, effective July 1, 1997. An additional price reduction of $20.6 million was implemented in December 1997, following the resolution of certain issues previously under review by the FCC. The rates included in the 1997 filings will be in effect through June 1998. In addition, effective January 1, 1998, the Company increased its annual rates to recover contributions that it owes to the new universal service fund. These revenues are being entirely offset by the universal service fund contribution amount, which is included in Other Operating Expenses. Under an FCC order, all providers of telecommunications services must contribute to a universal service fund. The new rules create a multi-billion dollar interstate fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Finally, the Company increased certain end-user subscriber line rates, effective January 1, 1998, as ordered by the FCC.

                          New York Telephone Company

LONG DISTANCE SERVICES REVENUES

     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(5.0)            (7.6)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services, Wide Area Telephone Service (WATS), and corridor services (between LATAs in New York City and northern New Jersey).

     Long distance services revenues declined in the first quarter of 1998 due to increased competition for intraLATA toll services. Competition for intraLATA toll services continued to increase due to the effects of presubscription, which was introduced in 1996. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network from these alternative providers.


ANCILLARY SERVICES REVENUES

     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(24.8)          (20.2)%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, and voice messaging services. Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category.

     Ancillary services revenues decreased in the first quarter of 1998 primarily due to the effect of the prior year reversals of accruals for service rebate obligations. These service rebate obligations had been accrued for in prior periods.

     The decrease in ancillary services revenues was partially offset by higher revenues from the rental and resale of usage of the Company's network to other local exchange carriers and higher revenues related to increased demand by long distance carriers for billing and collection services.


DIRECTORY AND INFORMATION SERVICES REVENUES

     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(3.6)           (12.2)%
--------------------------------------------------------------------------------

     Directory and information services revenues consist of payments from an affiliate, Bell Atlantic Yellow Pages Company (Yellow Pages), for earnings related to publishing directories in New York based on a regulated rate of return and fees paid by Yellow Pages for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories.

     The decrease in directory and information services revenues in the first quarter of 1998 was principally due to lower payments from Yellow Pages. These payments decreased due to the effects of an increase in the provision for uncollectible accounts receivable and higher levels of other operating expenses on Yellow Pages' earnings related to publishing directories in New York. These expense increases were partially offset by the effect of lower retirement incentive costs on Yellow Pages' earnings in the first quarter of 1998.

                           New York Telephone Company

OPERATING EXPENSES
------------------
(Dollars in Millions)

Three Month Period Ended March 31                       1998      1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes......  $  540.6  $  634.7
Depreciation and amortization.....................     346.8     325.7
Taxes other than income...........................     175.5     175.4
Other operating expenses..........................     568.3     485.4
                                                    --------  --------
Total.............................................  $1,631.2  $1,621.2
                                                    ========  ========

EMPLOYEE COSTS

     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(94.1)          (14.8)%
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

     Employee costs were lower in the first three months of 1998 principally as a result of a decline in costs incurred in connection with the Company's retirement incentive program. (For a further discussion of retirement incentives, see below.) The Company also incurred lower pension and benefit costs in the first quarter of 1998 because of a number of factors, including changes in actuarial assumptions, favorable pension plan asset returns, lower than expected medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees. As a result, continuing NYNEX Corporation (NYNEX) management employees, including management employees of the Company, receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

     Pension and benefit cost reductions were partially offset by annual salary and wage increases for management and associate employees and by higher overtime pay attributable to the unusually severe winter storms experienced in the first quarter of 1998.

     Associate employee wages and pension and other employee benefits are determined under contracts ratified by the Communications Workers of America
(CWA) and the International Brotherhood of Electrical Workers (IBEW), the unions representing associate employees of the Company. Contracts with the CWA and the IBEW will expire in August 1998.

     Retirement Incentives

     The Company had previously disclosed that it expected the total number of employees who would elect to leave under the program through August 1998 would be in the range of 11,800 to 12,400 employees. The total number of employees includes the Company's allocated portion of employees of Telesector Resources.

     In the first quarter of 1998, the Company recognized a pre-tax charge of approximately $11 million as a result of 102 associate employees electing to leave the Company under the retirement incentive program. Since the inception of the retirement incentive program in 1993, the Company has incurred additional costs totaling approximately $1,189 million (pre-tax) as of March 31, 1998. As of the first quarter 1998, the number of employees who have left the business under the retirement incentive program totaled 11,064, consisting of 5,475 management and 5,589 associate employees. The program covering the management employees ended on March 31, 1997 and the program covering the associate employees is scheduled to end in August 1998.

     Based on the experience of employee take rates under the program and management's recent assessment of work volume and productivity trends, Bell Atlantic is currently considering and discussing with the unions possible changes in the program for associate employees. Bell Atlantic now expects that, if the current program is fully implemented, the total number of employees electing to leave under the program, and the associated additional charges, would be substantially greater than previously estimated.

                          New York Telephone Company

DEPRECIATION AND AMORTIZATION


     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $21.1          6.5%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first quarter of 1998 over the same period in 1997 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The effect of higher rates of depreciation and amortization also contributed to the increase in expense.


TAXES OTHER THAN INCOME

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $.1             .1%
--------------------------------------------------------------------------------

     Taxes other than income consist of taxes for gross receipts, property, capital stock and business licenses.

     The increase in taxes other than income was primarily attributable to higher gross receipts taxes resulting from an increase in the revenue tax base. Also contributing to the increase, but to a lesser degree, were higher property and capital stock taxes. These increases were almost entirely offset by the effect of the settlement of a New York state sales tax audit in the first quarter of 1997, which had been accrued for in Other Operating Expenses.


OTHER OPERATING EXPENSES

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $82.9         17.1%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to the prior year reversal of accruals associated with the resolution of certain regulatory and tax contingencies. The actual settlements of these matters in 1997 were recorded in Local Service Revenues, Taxes Other Than Income and Interest Expense. The Company also recognized additional costs in the first quarter of 1998 as a result of its contribution to the federal universal service fund, as described earlier. Other items contributing to the increase, but to a lesser extent, were higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers and higher costs for contract services and materials due, in part, to the unusually severe winter storms experienced in the first quarter of 1998.

     These increases were partially offset by lower network software purchases and lower centralized services expenses allocated from Telesector Resources. The decline in centralized services expenses was primarily due to a reduction in Telesector Resources' allocated portion of retirement incentive costs.


OTHER INCOME, NET

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $3.4         188.9%
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to an increase in the income recognized from Telesector Resources under the equity method. Additional interest income primarily resulting from the purchase of short-term investments in December 1997 to pre-fund a trust for the payment of certain employee benefits also contributed to the increase in other income, net.

                          New York Telephone Company

INTEREST EXPENSE

     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(26.5)          (24.8)%
--------------------------------------------------------------------------------

     Interest expense decreased in the first quarter of 1998 principally due to the effect of the settlements of a New York state sales tax audit and various regulatory issues recorded in the first quarter of 1997. These decreases were partially offset by additional expense resulting from higher levels of average advances from NYNEX.


EFFECTIVE INCOME TAX RATES

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1998                                        33.9%
--------------------------------------------------------------------------------
     1997                                        33.9%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was unchanged from the first quarter of 1997.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     At March 31, 1998, the Company had $750.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. On April 7, 1998, the Company issued $250.0 million of 6.0% debentures due on April 15, 2008 and $100.0 million of 6.5% debentures due on April 15, 2028. The proceeds of this issuance will be used in May 1998 to redeem $200.0 million of 7.875% debentures due in 2017 and $150.0 million of 7.5% refunding mortgage bonds due in 2009. The issuance of the debt securities reduced the amount available under the Company's shelf registration statement to $400.0 million.

     The Company's debt ratio was 76.5% as of March 31, 1998, compared to 73.6% as of March 31, 1997 and 75.2% as of December 31, 1997.

     On March 24, 1998, the Company declared a dividend in the amount of $101.4 million from Additional Paid-in Capital. The dividend was paid to NYNEX on April 15, 1998.

                          New York Telephone Company

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no proceedings reportable under this Item.


Item 6.   Exhibits and Reports on Form 8-K


          (a)    Exhibits:

                 Exhibit Number

                 27   Financial Data Schedule.


          (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

                 The Company filed a Current Report on Form 8-K, dated January 12, 1998, reporting certain financial information restated as a result of the merger of NYNEX and Bell Atlantic on August 14, 1997. This report included Consolidated Statements of Income and Reinvested Earnings (Accumulated Deficit) and Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; Consolidated Balance Sheets at December 31, 1996 and 1995; Consolidated Statements of Income and Reinvested Earnings (Accumulated Deficit) (unaudited) for the three months ended March 31, 1997 and 1996, and the three and six months ended June 30, 1997 and 1996; Consolidated Balance Sheets (unaudited) at March 31, 1997 and June 30, 1997; and Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1997 and 1996, and six months ended June 30, 1997 and 1996.

                 The Company filed a Current Report on Form 8-K, dated January 13, 1998, reporting on Item 7 (Financial Statements and Exhibits) in connection with the sale of debt securities.

                          New York Telephone Company

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NEW YORK TELEPHONE COMPANY



Date: May 11, 1998                  By  /s/ Edwin F. Hall
                                      ---------------------------
                                            Edwin F. Hall
                                            Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 5, 1998.