Form 10-Q
period 1998-06-30
NEW YORK TELEPHONE CO
filed 1998-08-13
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from      to


                         Commission File Number 1-3435


                          NEW YORK TELEPHONE COMPANY


A New York Corporation           I.R.S. Employer Identification No. 13 - 5275510


             1095 Avenue of the Americas, New York, New York 10036


                        Telephone Number (212) 395-2121


                             ---------------------


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
                             (Dollars in Millions)


                                                           Three months ended        Six months ended
                                                                June 30,                 June 30,
                                                           --------------------     --------------------
                                                            1998         1997        1998         1997
                                                           --------    --------     --------    --------
OPERATING REVENUES (including $125.8, $106.4,
  $162.1 and $143.0 from affiliates)...................    $2,151.9    $2,095.1     $4,163.7    $4,008.5
                                                           --------    --------     --------    --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.........       570.3       587.0      1,110.9     1,221.7
  Depreciation and amortization........................       351.1       309.4        697.9       635.1
  Taxes other than income..............................       181.9       173.0        357.4       348.4
  Other (including $321.2, $350.4,
    $629.4 and $747.3 to affiliates)...................       584.5       599.1      1,152.8     1,084.5
                                                           --------    --------     --------    --------
                                                            1,687.8     1,668.5      3,319.0     3,289.7
                                                           --------    --------     --------    --------

OPERATING INCOME.......................................       464.1       426.6        844.7       718.8

OTHER INCOME, NET (including $5.5, $5.5,
  $11.3 and $8.4 from affiliates)...................            8.9         5.4         14.1         7.2

INTEREST EXPENSE (including $7.5, $9.9,
  $21.3 and $19.4 to affiliate)........................       109.1        68.6        189.5       175.5
                                                           --------    --------     --------    --------

Income Before Provision for Income Taxes
  and Extraordinary Item..............................        363.9       363.4        669.3       550.5

PROVISION FOR INCOME TAXES.............................       119.9       123.8        223.3       187.2
                                                           --------    --------     --------    --------

Income Before Extraordinary Item.......................       244.0       239.6        446.0       363.3

Extraordinary Item
  Early extinguishment of debt, net of tax............         (6.0)        ---         (7.5)        ---
                                                           --------    --------     --------    --------

NET INCOME.............................................    $  238.0    $  239.6     $  438.5    $  363.3
                                                           ========    ========     ========    ========


ACCUMULATED DEFICIT
  At beginning of period...............................    $ (264.1)   $ (770.8)    $ (464.6)   $ (894.5)
  Add:  net income.....................................       238.0       239.6        438.5       363.3
                                                           --------    --------     --------    --------
  At end of period.....................................    $  (26.1)   $ (531.2)    $  (26.1)   $ (531.2)
                                                           ========    ========     ========    ========




           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                 June 30,   December 31,
                                                   1998         1997
                                                 ---------  ------------
CURRENT ASSETS
Cash...........................................  $    68.0     $    44.3
Short-term investments.........................      155.5         310.9
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $188.2 and $184.9........    1,531.5       1,542.6
  Affiliates...................................      168.1         114.5
Material and supplies..........................      144.7         139.3
Prepaid expenses...............................      102.6         234.2
Deferred income taxes..........................        ---            .4
Other..........................................       90.4          75.9
                                                 ---------     ---------
                                                   2,260.8       2,462.1
                                                 ---------     ---------

PLANT, PROPERTY AND EQUIPMENT..................   21,969.1      21,442.5
Less accumulated depreciation..................   12,436.8      11,967.5
                                                 ---------     ---------
                                                   9,532.3       9,475.0
                                                 ---------     ---------

OTHER ASSETS...................................      842.8         710.9
                                                 ---------     ---------

TOTAL ASSETS...................................  $12,635.9     $12,648.0
                                                 =========     =========




           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  June 30,   December 31,
                                                    1998         1997
                                                 ----------  ------------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate....................  $ 1,004.2      $ 1,451.4
  Other........................................      100.5          100.7
Accounts payable and accrued liabilities:
  Affiliates...................................    1,147.1          915.9
  Other........................................    1,320.5        1,075.5
Other liabilities..............................      252.0          243.7
                                                 ---------      ---------
                                                   3,824.3        3,787.2
                                                 ---------      ---------

LONG-TERM DEBT.................................    3,757.4        3,710.0
                                                 ---------      ---------

EMPLOYEE BENEFIT OBLIGATIONS...................    3,109.3        3,171.6
                                                 ---------      ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................       14.5           17.3
Unamortized investment tax credits.............       88.5           93.6
Other..........................................      119.1          137.5
                                                 ---------      ---------
                                                     222.1          248.4
                                                 ---------      ---------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value....        1.0            1.0
Additional paid-in capital.....................    1,747.9        2,194.4
Accumulated deficit............................      (26.1)        (464.6)
                                                 ---------      ---------
                                                   1,722.8        1,730.8
                                                 ---------      ---------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $12,635.9      $12,648.0
                                                 =========      =========


           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                          Six months ended
                                                               June 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........    $  1,358.3    $    964.8
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............         155.4           ---
Additions to plant, property and equipment.........        (726.7)       (651.4)
Other, net.........................................         (28.0)        (22.8)
                                                       ----------    ----------
Net cash used in investing activities..............        (599.3)       (674.2)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...........................         597.0           ---
Early extinguishment of debt.......................        (550.0)          ---
Principal repayments of borrowings and capital
 lease obligations.................................          (1.3)        (43.3)
Net change in note payable to affiliate............        (447.2)        220.0
Distributions of additional paid-in capital........        (345.1)       (435.3)
Net change in outstanding checks drawn
  on controlled disbursement accounts..............          11.3         (33.2)
                                                       ----------    ----------
Net cash used in financing activities..............        (735.3)       (291.8)
                                                       ----------    ----------

NET CHANGE IN CASH.................................          23.7          (1.2)


CASH, BEGINNING OF PERIOD..........................          44.3          22.8
                                                       ----------    ----------

CASH, END OF PERIOD................................    $     68.0    $     21.6
                                                       ==========    ==========



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

2. Debt

   In the first half of 1998, the Company recorded extraordinary charges associated with early extinguishments of long-term debt. In January 1998, the Company issued $250.0 million of 6.125% debentures due on January 15, 2010. The proceeds of this issuance were used in February 1998 to redeem $200.0 million of 7.75% refunding mortgage bonds due in 2006.

   In April 1998, the Company issued $250.0 million of 6.0% debentures due on April 15, 2008 and $100.0 million of 6.5% debentures due on April 15, 2028. The proceeds of these issuances were used in May 1998 to redeem $200.0 million of 7.875% debentures due in 2017 and $150.0 million of 7.5% refunding mortgage bonds due in 2009. In total, these redemptions resulted in extraordinary charges that reduced net income by $7.5 million (net of an income tax benefit of $4.0 million).

3. Shareowner's Investment


                                                                                    Additional
                                                                       Common        Paid-in        Accumulated
   (Dollars in Millions)                                                Stock        Capital          Deficit
   --------------------------------------------------------------      ------       ----------      -----------
   Balance at December 31, 1997..................................      $  1.0       $2,194.4           $ (464.6)
   Net income....................................................                                         438.5
   Distributions of additional paid-in capital to
       NYNEX.....................................................                      446.5
                                                                       ------       --------        -----------
   Balance at June 30, 1998......................................      $  1.0       $1,747.9           $  (26.1)
                                                                       ======       ========        ===========

   On June 23, 1998, the Company declared a dividend in the amount of $101.4 million from Additional Paid-in Capital. The dividend was paid to NYNEX on August 3, 1998.

4. Financial Commitments

   As of June 30, 1998, the Company had approximately $51 million of revenues remaining deferred under a 1995 plan approved by the New York State Public Service Commission (NYSPSC) associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the Incentive Plan). The deferred revenues will be recognized as commitments are met or obligations are satisfied under the plans. If the Company is unable to meet certain commitments, the NYSPSC has the authority to require the Company to rebate the deferred revenues to customers.

   The Incentive Plan also established annual service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. The Company accrued a liability of approximately $62 million of revenues in 1996 based on service performance results for 1996 (Plan Year 1), which ended August 31, 1996. The Company has rebated all of these amounts to customers except for $1 million, which remained accrued at June 30, 1998. In connection with service performance results for 1997 (Plan Year 2), which ended on August 31, 1997, the Company accrued a liability of approximately $6 million. The Company

                          New York Telephone Company

has also accrued a liability of approximately $14 million related to service performance results for 1998 (Plan Year 3), which runs through August 31, 1998. None of the amounts accrued for Plan Year 3 have been rebated to customers.

5. Revenues Subject To Possible Refund

   Several federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of June 30, 1998, the aggregate amount of revenues estimated to be subject to possible refund was approximately $55 million plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

7. Recent Accounting Pronouncement

Costs of Computer Software
   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

   The Company currently capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. The Company is currently evaluating the provisions of SOP 98-1 and has not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which were previously expensed.

8. Proposed Bell Atlantic - GTE Merger

   Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

   It is expected that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

                          New York Telephone Company

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $438.5 million for the six month period ended June 30, 1998, compared to net income of $363.3 million for the same period in 1997.

   In the first half of 1998, the Company recorded extraordinary charges associated with the early extinguishments of long-term debt. These charges reduced net income by $7.5 million (net of an income tax benefit of $4.0 million) (see Note 2 to the condensed consolidated financial statements).

   The Company incurred pre-tax costs associated with its retirement incentive program totaling $27.0 million for the six month period ended June 30, 1998, compared to $214.6 million for the same period in 1997.

   The retirement incentive costs for 1998 and 1997 include amounts charged to the Company by Telesector Resources Group, Inc. (Telesector Resources), an affiliate, for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. In 1998, the retirement incentive costs allocated to the Company by Telesector Resources were $6.2 million, compared to $82.0 million in 1997. For additional information about the Company's retirement incentive program, see "Retirement Incentives" on page 11.

   These and other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------

                                              1998    1997     % Change
--------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
     Residence.............................   7,418   7,235       2.5%
     Business..............................   4,083   3,851       6.0
     Public................................     166     165        .6
                                             ------  ------
                                             11,667  11,251       3.7
                                             ======  ======

Six Month Period Ended June 30,
-------------------------------
  Access Minutes of Use (in millions)......  22,884  21,804       5.0
                                             ======  ======

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels to conform with the 1998 presentation.

                          New York Telephone Company


OPERATING REVENUES
------------------
(Dollars in Millions)

Six Month Period Ended June 30            1998      1997
--------------------------------------------------------------------------------

Local services......................  $2,512.9  $2,353.8
Network access services.............   1,191.8   1,180.3
Long distance services..............     119.1     130.4
Ancillary services..................     201.1     217.5
Directory and information services..     138.8     126.5
                                      --------  --------
Total...............................  $4,163.7  $4,008.5
                                      ========  ========

LOCAL SERVICES REVENUES

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                  $159.1         6.8%
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

   The increase in local services revenues was principally due to a prior year refund to customers of approximately $83 million resulting from the settlement of a regulatory issue. The revenue impact of this refund was offset entirely by a corresponding increase in Other Operating Expenses due to the prior year reversal of an accrual. The Company also paid service rebates to customers totaling $22 million in the first quarter of 1997, which negatively affected local services revenues in that period. The revenue impact of these rebates was offset entirely by the reversal of a prior year accrual, which was recorded in Ancillary Services Revenues.

   Higher usage of the Company's network facilities also contributed to the increase in local services revenues in the first six months of 1998. This growth was generated by an increase in access lines in service of 3.7% from June 30, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. The Company also recognized higher revenues from value-added services due to higher customer demand and usage. Revenue growth was partially offset by the elimination of business Touch-Tone service charges in September 1997.


NETWORK ACCESS SERVICES REVENUES

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                   $11.5         1.0%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

   Network access services revenues grew in the first half of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 5.0% over the same period in 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in 1998. This volume-related growth was substantially offset by net price reductions mandated by federal and state price cap and incentive plans.

   Effective July 1, 1998, the Company implemented price decreases of approximately $76 million on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) Price Cap Plan. The rates included in

                          New York Telephone Company

this 1998 filing will be in effect through June 1999. The July 1, 1998 rates include amounts necessary to recover the Company's contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The Company's contributions to the universal service fund are included in Other Operating Expenses.

   In April 1998, the New York State Public Service Commission ordered the Company to reduce access charges on intrastate calls by $94.2 million annually, beginning in the third quarter of 1998. This reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues from the federal universal service fund.


LONG DISTANCE SERVICES REVENUES

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                  $(11.3)         (8.7)%
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

   Long distance services revenues declined in the first half of 1998 principally due to increased competition for intraLATA toll services. Competition for intraLATA toll services continued to increase due to the effects of presubscription, which was introduced in 1996. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network by these alternative providers.


ANCILLARY SERVICES REVENUES

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                  $(16.4)         (7.5)%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, sales of software to nonaffiliates, usage of separately priced (unbundled) components of its network, and voice messaging services. Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category.

   Ancillary services revenues decreased in 1998 primarily due to the effect of prior year reversals of accruals for service rebate obligations.

   This decrease in ancillary services revenues was partially offset by a combination of higher revenues received from local exchange carriers for the usage of unbundled components of the Company's network, sales of software to nonaffiliates and higher revenues related to increased demand by long distance carriers for billing and collection services.

                          New York Telephone Company

DIRECTORY AND INFORMATION SERVICES REVENUES

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                   $12.3           9.7%
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

   The increase in directory and information services revenues in the first half of 1998 was principally due to higher payments from Yellow Pages. Yellow Pages' earnings related to publishing directories were positively impacted by lower retirement incentive costs and a reduction in other operating expenses, resulting in the increase in payments to the Company.


OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                      1998      1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..  $1,110.9  $1,221.7
Depreciation and amortization.................     697.9     635.1
Taxes other than income.......................     357.4     348.4
Other operating expenses......................   1,152.8   1,084.5
                                                --------  --------
Total.........................................  $3,319.0  $3,289.7
                                                ========  ========

EMPLOYEE COSTS

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                 $(110.8)         (9.1)%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Telesector Resources, who provide centralized services on a contractual basis, are allocated to the Company and are included in Other Operating Expenses.

   Employee costs were lower in the first six months of 1998 principally as a result of a decline in costs incurred in connection with the Company's retirement incentive program. (For a further discussion of retirement incentives, see below.) The Company also incurred lower pension and benefit costs in 1998 because of a number of factors, including changes in actuarial assumptions, favorable pension plan investment returns, lower than expected medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees. As a result, all NYNEX Corporation (NYNEX) management employees, including management employees of the Company, receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

   Pension and benefit cost reductions were partially offset by annual salary and wage increases for management and associate employees and by higher overtime pay attributable to the unusually severe winter storms in the first quarter of 1998.

   Associate employee wages and pension and other benefits are determined under contracts with unions representing associate employees of the Company. On August 11, 1998, the Company and the Communications Workers of America (CWA) reached a tentative agreement on a new 2-year contract. The contract provides for wage increases of up to 3.8 percent effective August 9, 1998 and up to 4 percent effective August 8, 1999. Pensions will increase by 20 percent. In addition, certain union-represented employees will receive a $500 cash payment in September 1998 and an additional $400 cash payment in August 1999, and employees in certain bargaining units will receive lump sum payments of $700 each in 2000 and 2001 if customer care performance standards are achieved. The new contract also includes revised terms of the retirement incentive program, other benefit improvements and certain employment security provisions.

                          New York Telephone Company

   On August 12, 1998, the Company concluded a tentative agreement on a new 2-year contract with the International Brotherhood of Electrical Workers (IBEW). The IBEW contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. The contract also includes cash payments, improved pension and other benefits and certain employment security provisions.

   The labor agreements with the CWA and IBEW are subject to ratification by the union membership, which is expected within the next 30 days.

   Retirement Incentives

   The Company had previously disclosed that it expected the total number of employees who would elect to leave under the program through August 1998 would be in the range of 11,800 to 12,400 employees. The total number of employees includes the Company's allocated portion of employees of Telesector Resources.

   In the first half of 1998, the Company recognized a pre-tax charge of approximately $27 million as a result of 346 associate employees electing to leave the Company under the retirement incentive program. Since the inception of the retirement incentive program in 1993, the Company has incurred additional costs totaling approximately $1,205 million (pre-tax) as of June 30, 1998. As of the first half 1998, the number of employees who have left the business under the retirement incentive program totaled 11,308, consisting of 5,475 management and 5,833 associate employees.

   The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees, which was scheduled to end on August 8, 1998, was revised under the terms of the tentative agreements described above. Under the revised retirement incentive program, eligible associate employees are being offered an opportunity to elect, during a 30-day period in August-September 1998, to retire on one of several alternate dates in the last four months of 1998 and calendar year 1999. The election to retire under the program will be irrevocable, except in the event of extraordinary personal circumstances. After the end of the election period, Bell Atlantic will tabulate the acceptances and announce the additional costs to be incurred as a charge later this year. The number of applicants, and the resulting additional cost, for the revised incentive program cannot be confidently estimated in advance, particularly because the tentative agreements provide for improvements to the terms of the ongoing pension plan which could incent employees to defer retirement and continue their employment beyond the year 1999. Specifically, a 15 percent pension formula increase applies to retirements after July 1, 2000, and, any of the eligible associates who remain employed through at least January 1, 2001, will be entitled to select either the same pension that they would have received under the revised retirement incentive program, or their pension under the ongoing plan.

DEPRECIATION AND AMORTIZATION

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                   $62.8          9.9%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first six months of 1998 over the same period in 1997 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The effect of higher rates of depreciation and amortization and the effect of a reserve adjustment recorded in 1997 also contributed to the increase in expense.


TAXES OTHER THAN INCOME

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                    $9.0          2.6%
--------------------------------------------------------------------------------

   Taxes other than income consist of taxes for gross receipts, property, capital stock and business licenses.

   The increase in taxes other than income was primarily attributable to higher gross receipts taxes resulting from an increase in the revenue tax base. Also contributing to the increase, but to a lesser degree, were higher property and capital stock taxes. These increases were partially offset by the effect of the settlement of a New York state sales tax audit in the first quarter of 1997, which had been accrued for in Other Operating Expenses.

                          New York Telephone Company

OTHER OPERATING EXPENSES

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                   $68.3          6.3%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was largely attributable to the prior year reversal of accruals associated with the resolution of certain regulatory and tax contingencies. The actual settlements of these matters in 1997 were recorded in Local Service Revenues, Taxes Other Than Income and Interest Expense. The Company also recognized additional costs in the first six months of 1998 as a result of its contribution to the federal universal service fund, as described earlier. Also contributing to the increase, but to a lesser extent, was higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers.

   These increases were partially offset by lower rent expense, lower network software purchases and lower centralized services expenses allocated from Telesector Resources. The decline in centralized services expenses was primarily due to a reduction in Telesector Resources' allocated portion of retirement incentive costs. The decline in centralized services expenses was partially offset by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX.


OTHER INCOME, NET

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                    $6.9          95.8%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1997 to pre-fund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                   $14.0           8.0%
--------------------------------------------------------------------------------

   The increase in interest expense in the first six months of 1998 was primarily due to the recognition of interest expense in connection with the settlement of tax-related matters. Higher levels of average advances from NYNEX also generated additional interest cost in the first six months of 1998. These increases were partially offset by the effect of the settlements of a New York state sales tax audit and various regulatory issues recorded in the first quarter of 1997.


EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30
--------------------------------------------------------------------------------
   1998                            33.4%
--------------------------------------------------------------------------------
   1997                            34.0%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. The Company's effective income tax rate was lower in the first six months of 1998 principally as a result of adjustments to deferred income tax balances resulting from a change in the New York State income tax rate and higher tax credits recorded in 1998.

                          New York Telephone Company

FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both June 30, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

   At June 30, 1998, the Company had $400.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 73.8% as of June 30, 1998, compared to 73.7% as of June 30, 1997 and 75.2% as of December 31, 1997.

   On June 23, 1998, the Company declared a dividend in the amount of $101.4 million from Additional Paid-in Capital. The dividend was paid to NYNEX on August 3, 1998.

                          New York Telephone Company

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b)  Report on Form 8-K filed during the quarter ended June 30, 1998:

                The Company filed a Current Report on Form 8-K, dated April 7, 1998, reporting on Item 7 (Financial Statements and Exhibits) in connection with the sale of debt securities.

                          New York Telephone Company

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NEW YORK TELEPHONE COMPANY



Date: August 13, 1998                By  /s/ Edwin F. Hall
                                       -------------------------------
                                            Edwin F. Hall
                                            Controller



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 12, 1998.