Form 10-Q
period 1998-09-30
NEW YORK TELEPHONE CO
filed 1998-11-10
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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
                             (Dollars in Millions)

                                                                    Three months ended               Nine months ended
                                                                       September 30,                   September 30,
                                                                   ---------------------          ---------------------
                                                                     1998         1997              1998         1997
                                                                   --------     --------          --------     --------
OPERATING REVENUES (including $6.6, $10.2,
     $168.7 and $153.2 from affiliates) ..................         $2,025.9     $1,942.2          $6,189.6     $5,950.7
                                                                   --------     --------          --------     --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes ........          1,244.6        625.2           2,355.5      1,846.9
     Depreciation and amortization .......................            357.6        471.9           1,055.5      1,107.0
     Taxes other than income .............................            188.2        167.9             545.6        516.3
     Other (including $375.3, $353.7
          $1,004.7 and $1,101.0 to affiliates) ...........            641.4        711.6           1,794.2      1,796.1
                                                                   --------     --------          --------     --------
                                                                    2,431.8      1,976.6           5,750.8      5,266.3
                                                                   --------     --------          --------     --------

OPERATING INCOME (LOSS) ..................................           (405.9)       (34.4)            438.8        684.4

OTHER INCOME, NET (including $7.5, $3.8,
     $18.8 and $12.2 from affiliates) ....................              9.2          3.0              23.3         10.2

INTEREST EXPENSE (including $12.0, $12.4,
     $33.3 and $31.8 to affiliate) .......................             78.4         77.2             267.9        252.7
                                                                   --------     --------          --------     --------

Income (Loss) Before Provision for Income Taxes
     and Extraordinary Item ..............................           (475.1)      (108.6)            194.2        441.9

PROVISION FOR INCOME TAXES ...............................           (168.9)       (42.4)             54.4        144.8
                                                                   --------     --------          --------     --------

Income (Loss) Before Extraordinary Item ..................           (306.2)       (66.2)            139.8        297.1

Extraordinary Item
     Early extinguishment of debt, net of tax ............               --           --              (7.5)          --
                                                                   --------     --------          --------     --------

NET INCOME (LOSS)  .......................................         $ (306.2)    $  (66.2)         $  132.3     $  297.1
                                                                   ========     ========          ========     ========


ACCUMULATED DEFICIT
     At beginning of period ..............................         $  (26.1)    $ (531.2)         $ (464.6)    $ (894.5)
     Add:  net income ....................................           (306.2)       (66.2)            132.3        297.1
                                                                   --------     --------          --------     --------
     At end of period ....................................         $ (332.3)    $ (597.4)         $ (332.3)    $ (597.4)
                                                                   ========     ========          ========     ========

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
CURRENT ASSETS
Cash ..............................................    $    80.4       $    44.3
Short-term investments ............................         26.0           310.9
Accounts receivable:
     Trade and other, net of allowances for
       uncollectibles of $177.9 and $184.9 ........      1,530.6         1,542.6
     Affiliates ...................................         97.3           114.5
Material and supplies .............................        149.9           139.3
Prepaid expenses ..................................         73.5           234.2
Deferred income taxes .............................           .4              .4
Other .............................................         84.7            75.9
                                                       ---------       ---------
                                                         2,042.8         2,462.1
                                                       ---------       ---------

PLANT, PROPERTY AND EQUIPMENT .....................     22,392.8        21,442.5
Less accumulated depreciation .....................     12,686.0        11,967.5
                                                       ---------       ---------
                                                         9,706.8         9,475.0
                                                       ---------       ---------

OTHER ASSETS ......................................      1,148.5           710.9
                                                       ---------       ---------

TOTAL ASSETS ......................................    $12,898.1       $12,648.0
                                                       =========       =========


           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                              September 30,       December 31,
                                                                                  1998                1997
                                                                              -------------       ------------
CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate ........................................          $ 1,169.1          $ 1,451.4
     Other ............................................................                 .5              100.7
Accounts payable and accrued liabilities:
     Affiliates .......................................................            1,163.6              915.9
     Other ............................................................            1,257.9            1,075.5
Other liabilities .....................................................              264.3              243.7
                                                                                 ---------          ---------
                                                                                   3,855.4            3,787.2
                                                                                 ---------          ---------

LONG-TERM DEBT ........................................................            3,757.2            3,710.0
                                                                                 ---------          ---------

EMPLOYEE BENEFIT OBLIGATIONS ..........................................            3,747.4            3,171.6
                                                                                 ---------          ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .................................................               18.6               17.3
Unamortized investment tax credits ....................................               85.9               93.6
Other .................................................................              118.4              137.5
                                                                                 ---------          ---------
                                                                                     222.9              248.4
                                                                                 ---------          ---------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value ...........................                1.0                1.0
Additional paid-in capital ............................................            1,646.5            2,194.4
Accumulated deficit ...................................................             (332.3)            (464.6)
                                                                                 ---------          ---------
                                                                                   1,315.2            1,730.8
                                                                                 ---------          ---------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT .........................          $12,898.1          $12,648.0
                                                                                 =========          =========

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                           Nine months ended
                                                             September 30,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........   $  1,818.1     $  1,364.9
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments ..............        284.9             --
Additions to plant, property and equipment ........     (1,249.0)      (1,090.2)
Other, net ........................................        (42.5)         (40.2)
                                                      ----------     ----------
Net cash used in investing activities .............     (1,006.6)      (1,130.4)
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ..........................        597.0             --
Early extinguishment of debt ......................       (550.0)            --
Principal repayments of borrowings and capital
 lease obligations ................................       (102.0)         (44.0)
Net change in note payable to affiliate ...........       (282.3)         574.9
Distributions of additional paid-in capital .......       (446.5)        (679.0)
Net change in outstanding checks drawn
  on controlled disbursement accounts .............          8.4          (19.8)
                                                      ----------     ----------
Net cash used in financing activities .............       (775.4)        (167.9)
                                                      ----------     ----------

NET CHANGE IN CASH ................................         36.1           66.6


CASH, BEGINNING OF PERIOD .........................         44.3           22.8
                                                      ----------     ----------

CASH, END OF PERIOD ...............................   $     80.4     $     89.4
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

2. Debt

   In the first nine months of 1998, the Company recorded an extraordinary charge that reduced net income by $7.5 million (net of an income tax benefit of $4.0 million) associated with early extinguishments of long-term debt. These extinguishments, and several issuances of debt, occurred at various times throughout the nine month period. In January 1998, the Company issued $250.0 million of 6.125% debentures due on January 15, 2010. The proceeds of this issuance were used in February 1998 to redeem $200.0 million of 7.75% refunding mortgage bonds due in 2006. In April 1998, the Company issued $250.0 million of 6.0% debentures due on April 15, 2008 and $100.0 million of 6.5% debentures due on April 15, 2028. The proceeds of these issuances were used in May 1998 to redeem $200.0 million of 7.875% debentures due in 2017 and $150.0 million of 7.5% refunding mortgage bonds due in 2009.

   The Company established a contractual agreement in the third quarter of 1998 with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and obtains bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. The total line of credit established was $50.0 million and at September 30, 1998, the Company had $34.9 million of an unused line of credit with BANFC.

3. Shareowner's Investment


                                                                                               Additional
                                                                                Common          Paid-in         Accumulated
      (Dollars in Millions)                                                      Stock          Capital           Deficit
      --------------------------------------------------------------            ------         ---------        -----------
      Balance at December 31, 1997 .................................          $    1.0         $2,194.4         $ (464.6)
      Net income ...................................................                                               132.3
      Distributions of additional paid-in capital to
          NYNEX ....................................................                              547.9
                                                                              --------         --------         --------
      Balance at September 30, 1998 ................................          $    1.0         $1,646.5         $ (332.3)
                                                                              ========         ========         ========

   On September 22, 1998, the Company declared a dividend in the amount of $101.4 million from Additional Paid-in Capital. The dividend was paid to NYNEX on November 2, 1998.

                          New York Telephone Company

4. Financial Commitments

   As of September 30, 1998, the Company had approximately $51 million of revenues remaining deferred under a 1995 plan approved by the New York State Public Service Commission (NYSPSC) associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the Incentive Plan). The deferred revenues will be recognized as commitments are met or obligations are satisfied under the Incentive Plan. If the Company is unable to meet certain commitments, the NYSPSC has the authority to require the Company to rebate the deferred revenues to customers.

   The Incentive Plan also established annual service quality targets with stringent rebate provisions if the Company is unable to meet some or all of the targets. The Company accrued a liability of approximately $62 million of revenues in 1996 based on service performance results for 1996 (Plan Year 1), which ended August 31, 1996. The Company has rebated all of these amounts to customers except for $1 million, which remained accrued at September 30, 1998. In connection with service performance results for 1997 (Plan Year 2), which ended on August 31, 1997, the Company accrued a liability of approximately $6 million, all of which has been rebated to customers. The Company accrued a liability of approximately $14 million related to service performance results for 1998 (Plan Year 3), which ended on August 31, 1998. In the third quarter of 1998, the Company rebated $2 million of this amount to customers and reversed the remaining liability of $12 million. Also in the third quarter of 1998, the Company accrued $3 million related to service performance results for Plan Year 4, which runs through August 31, 1999.

5. Revenues Subject To Possible Refund

   Several federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of September 30, 1998, the aggregate amount of revenues estimated to be subject to possible refund was approximately $55 million plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

6. Retirement Incentives

   In 1993, the Company recorded costs totaling $630.9 million (pre-tax) for severance and postretirement medical benefits in connection with a force reduction plan. Since 1994, the Company has recorded additional costs of $1,882.4 million (pre-tax) under a related retirement incentive program through September 30, 1998. These costs reflect 16,117 total employees who have left or have elected to leave the business under the program, consisting of 5,475 management and 10,642 associate employees. These totals include the Company's allocated portion of costs associated with employees of Telesector Resources Group, Inc. (Telesector Resources).

   The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees, which was scheduled to end on August 8, 1998, was revised under the terms of the August 1998 contract agreement with union-represented (associate) employees. Under the revised retirement incentive program, eligible associate employees were offered an opportunity to elect, during a 30-day period in August-September 1998, to retire on one of several alternate dates in the last four months of 1998 and calendar year 1999.

   Through this revised retirement incentive program, approximately 4,800 employees have irrevocably accepted the August 1998 offer and will voluntarily leave the business in stages by the end of 1999. As a result, the Company recorded a pre-tax charge of $677.3 million in the third quarter of 1998 and $704.3 million through the first nine months of 1998. These charges include the Company's allocated portion of costs associated with employees of Telesector Resources. This retirement offer completes the retirement incentive program for associate employees.

   As of September 30, 1998, the employee severance and postretirement medical reserves associated with the 1993 restructuring plan were fully utilized.

7. Litigation and Other Contingencies

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

                          New York Telephone Company

8. Recent Accounting Pronouncement

Costs of Computer Software
   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and adopted no later than January 1, 1999.

   The Company currently capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. Bell Atlantic estimates that the implementation of SOP 98-1 will result in a net after-tax benefit of $200 million to $250 million to its consolidated results of operations in 1999 due to the prospective capitalization of costs which were previously expensed as incurred. The estimated impact on the results of operations of the Company in 1999 has not yet been determined.

9. Proposed Bell Atlantic - GTE Merger

   Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

   It is expected that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

                           New York Telephone Company

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $132.3 million for the nine month period ended September 30, 1998, compared to net income of $297.1 million for the same period in 1997.

   In the first nine months of 1998, the Company recorded an extraordinary charge associated with the early extinguishments of long-term debt which reduced net income by $7.5 million (net of an income tax benefit of $4.0 million) (see
Note 2 to the condensed consolidated financial statements).

   The Company's results for 1998 and 1997 were affected by the following special items. The special charges in both years include the Company's allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources).

   . In 1998, the Company recorded pre-tax charges totaling approximately $740 million, consisting of $704 million for costs associated with its retirement incentive program and $36 million for transition and integration costs related to the merger of Bell Atlantic and NYNEX Corporation (NYNEX).

   . In 1997, the Company recorded pre-tax charges totaling approximately $572 million in connection with the completion of the merger of Bell Atlantic and NYNEX in August 1997, its retirement incentive program and other special items arising during the period. These charges included: approximately $102 million for merger-related costs (consisting of $88 million for employee severance costs, $11 million for direct incremental costs and $3 million for transition and integration costs); $137 million for the write-down of obsolete fixed assets; $63 million for contingencies associated with various regulatory and legal matters; $10 million for the cost of consolidating certain redundant real estate properties; and $41 million for other miscellaneous expense items. Costs associated with the Company's retirement incentive program totaled $219 million. For additional information about the Company's retirement incentive program, see "Retirement Incentives."

   Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX. Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans.

   These and other items affecting the comparison of the Company's results of operations for the nine month periods ended September 30, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

                          New York Telephone Company


OPERATING REVENUE STATISTICS

                                                1998       1997     % Change
--------------------------------------------------------------------------------

At September 30
---------------
  Access Lines in Service (in thousands)*
     Residence ............................    7,465      7,265       2.8%
     Business .............................    4,125      3,891       6.0
     Public ...............................      166        165        .6
                                              ------     ------
                                              11,756     11,321       3.8
                                              ======     ======

Nine Month Period Ended September 30
------------------------------------
  Access Minutes of Use (in millions)......   34,597     32,874       5.2
                                              ======     ======

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels and other changes to conform with the 1998 presentation.


OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Month Period Ended September 30        1998             1997
--------------------------------------------------------------------------------
Local services .......................  $3,794.3         $3,598.6
Network access services ..............   1,754.1          1,714.9
Long distance services ...............     180.7            194.9
Ancillary services ...................     327.2            314.3
Directory and information services ...     133.3            128.0
                                        --------         --------
Total ................................  $6,189.6         $5,950.7
                                        ========         ========

LOCAL SERVICES REVENUES

  1998 - 1997                           Increase
--------------------------------------------------------------------------------
  Nine Months                     $195.7        5.4%
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

   The increase in local services revenues was attributable to a prior year refund to customers of approximately $83 million resulting from the settlement of a regulatory issue. The increase in revenues was offset entirely by a corresponding increase in Other Operating Expenses due to the effect of a prior year reversal of an accrual. The Company also paid service rebates to customers totaling $22 million in the first quarter of 1997, which negatively affected local services revenues in that period. The revenue impact of these rebates was offset entirely by the reversal of a prior year accrual, which was recorded in Ancillary Services Revenues.

   Higher usage of the Company's network facilities also contributed to the increase in local services revenues in the first nine months of 1998. This growth was generated, in part, by an increase in access lines in service of 3.8% over the same period in 1997, and higher residence message volumes. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines.

   The Company also recognized higher revenues from public telephone and value-added services. Value added services grew principally due to higher customer demand and usage, while the implementation of new charges to carriers resulting from pay phone deregulation in April 1997 was the principal reason for the improvement in public telephone services revenues. Revenue growth was partially offset by the elimination of Touch-Tone service charges in September 1997.

                          New York Telephone Company


NETWORK ACCESS SERVICES REVENUES

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Nine Months                      $39.2        2.3%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

   Network access services revenues grew in the first nine months of 1998 primarily as a result of higher customer demand, reflected by growth in access minutes of use of 5.2% over the same period in 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1998. Volume-related growth was partially offset by net price reductions mandated by federal and state price cap and incentive plans.

   In July 1998, the Company implemented price decreases of approximately $78 million on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) Price Cap Plan, compared to price decreases of approximately $122 million under the Company's July 1997 filing. The rates included in the 1998 filing will be in effect through June 1999. The rates include amounts necessary to recover the Company's contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The Company's contributions to the universal service fund are included in Other Operating Expenses.

   Beginning in the third quarter of 1998, access charges on intrastate toll calls in New York were reduced by $94.2 million annually due to a New York State Public Service Commission order. The reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues from the federal universal service fund.

   Revenue growth in 1998 also reflects the effect of special charges recorded in 1997 for contingencies associated with regulatory matters.


LONG DISTANCE SERVICES REVENUES

  1998 - 1997                           (Decrease)
--------------------------------------------------------------------------------
  Nine  Months                     $(14.2)      (7.3)%
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

   Long distance services revenues declined in the first nine months of 1998 principally due to increased competition for intraLATA toll services including competitive pricing and customer selection of alternative providers of intraLATA toll services. Presubscription, which was introduced in 1996, permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on long distance services revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network by these alternative providers. Higher calling volumes generated by an increase in access lines in service partially offset the decrease in long distance services revenues.

                          New York Telephone Company


ANCILLARY SERVICES REVENUES

   1998 - 1997                              Increase
--------------------------------------------------------------------------------
   Nine Months                         $12.9        4.1%
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

   Ancillary services revenues increased in the first nine months of 1998 due to a combination of increased demand by long distance carriers and affiliates for billing and collection services, increased revenues resulting from sales of software to nonaffiliates and higher revenues received from local exchange carriers for usage of unbundled components of the Company's network. In addition, higher facilities rental revenues from affiliates and increased market penetration for voice messaging services, principally Home Voice Mail also contributed to the growth in ancillary services revenues.

   The nine month period was negatively affected by the net effect of reversing prior year accruals for service rebate obligations.

DIRECTORY AND INFORMATION SERVICES REVENUES

   1998 - 1997                              Increase
--------------------------------------------------------------------------------
   Nine Months                          $5.3        4.1%
--------------------------------------------------------------------------------

   Directory and information services revenues consist of payments from an affiliate, Bell Atlantic Yellow Pages Company (Yellow Pages), for earnings related to publishing directories in New York based on a regulated rate of return and fees paid by Yellow Pages for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. Other directory and information services revenues include fees for nonpublication of telephone numbers and multiple white page listings.

   The increase in directory and information services revenues in the first nine months of 1998 was principally due to increased payments from Yellow Pages. Yellow Pages' earnings related to publishing directories were higher in 1998 due to lower retirement incentive costs and a reduction in other operating expenses.


OPERATING EXPENSES
------------------
(Dollars in Millions)

Nine Month Period Ended September 30                  1998           1997
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes ..   $2,355.5       $1,846.9
Depreciation and amortization .................    1,055.5        1,107.0
Taxes other than income .......................      545.6          516.3
Other operating expenses ......................    1,794.2        1,796.1
                                                  --------       --------
Total .........................................   $5,750.8       $5,266.3
                                                  ========       ========

                          New York Telephone Company


EMPLOYEE COSTS

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Nine Months                     $508.6        27.5%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Telesector Resources and Bell Atlantic Network Services Inc. (NSI), who provide centralized services on a contractual basis, are allocated to the Company and are included in Other Operating Expenses.

   Employee costs increased in the first nine months of 1998 primarily as a result of higher retirement incentive costs, as well as additional costs associated with the labor contract settlement. (For a further discussion of retirement incentives and labor contracts, see below). The rise in employee costs was also attributable to annual salary and wage increases for management and associate employees and by higher overtime pay attributable to the unusually severe winter storms in the first quarter of 1998.

   These increases were partially offset by the effect of severance and direct incremental merger-related costs recorded in the third quarter of 1997. The increases in employee costs were further offset by the effect of lower work force levels and by lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including favorable pension plan investment returns, lower than expected retiree medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees. As a result, all former NYNEX management employees, including management employees of the Company, receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

   Labor Contract Settlement

   Associate employee wages, and pension and other benefits are determined under contracts with unions representing associate employees of the Company.

   In September 1998, the Communications Workers of America (CWA) ratified a new 2-year contract. The contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pensions will increase by 20 percent. In addition, certain union-represented employees received a $500 cash payment in September 1998 and will receive an additional $400 cash payment in August 1999. Employees in certain bargaining units will also receive lump sum payments of $700 each in 2000 and 2001 if customer care performance standards are achieved. The new contract also includes revised terms of the retirement incentive program, other benefit improvements, and certain employment security provisions.

   In September 1998, the International Brotherhood of Electrical Workers (IBEW) ratified a new 2-year contract. The IBEW contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. The contract also includes cash payments, improved pension and other benefits, and certain employment security provisions, similar to the CWA contract described above.

   Retirement Incentives

   In 1993, the Company recorded costs totaling $630.9 million (pre-tax) for severance and postretirement medical benefits in connection with a force reduction plan. Since 1994, the Company has recorded additional costs of $1,882.4 million (pre-tax) under a related retirement incentive program through September 30, 1998. These costs reflect 16,117 total employees who have left or have elected to leave the business under the program, consisting of 5,475 management and 10,642 associate employees. These totals include the Company's allocated portion of costs associated with employees of Telesector Resources.

   The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees, which was scheduled to end on August 8, 1998, was revised under the terms of the August 1998 contract

                           New York Telephone Company

described above. Under the revised retirement incentive program, eligible CWA associate employees were offered an opportunity to elect, during a 30-day period in August-September 1998, to retire on one of several alternate dates in the last four months of 1998 and calendar year 1999. The election to retire under the program is irrevocable, except in the event of extraordinary personal circumstances. The contract also provides for improvements to the terms of the ongoing pension plan, including a 15 percent pension formula increase which applies to retirements after July 1, 2000. In addition, any of the eligible associates who remain employed through at least January 1, 2001, will be entitled to the greater of the pension that they would have received under the revised retirement incentive program, or their pension under the ongoing plan as of the actual retirement date.

   Through this revised retirement incentive program, approximately 4,800 employees have irrevocably accepted the August 1998 offer and will voluntarily leave the business in stages by the end of 1999. As a result, the Company recorded a pre-tax charge of $677.3 million in the third quarter of 1998 and $704.3 million through the first nine months of 1998. These charges include the Company's allocated portion of costs associated with employees of Telesector Resources. This retirement offer completes the retirement incentive program for associate employees.

   As of September 30, 1998, the employee severance and postretirement medical reserves associated with the 1993 restructuring plan were fully utilized.


DEPRECIATION AND AMORTIZATION

   1998 - 1997                            (Decrease)
--------------------------------------------------------------------------------
   Nine Months                      $(51.5)        (4.7)%
--------------------------------------------------------------------------------

   Depreciation and amortization expense decreased in the first nine months of 1998 over the same period in 1997 principally as a result of the recording of a write-down of obsolete fixed assets in the third quarter of 1997. This decrease was partially offset by additional expense resulting from growth in depreciable telephone plant and changes in the mix of plant assets. The effect of higher rates of depreciation and amortization also offset the decrease in expense.


TAXES OTHER THAN INCOME

   1998 - 1997                             Increase
--------------------------------------------------------------------------------
   Nine Months                       $29.3          5.7%
--------------------------------------------------------------------------------

   Taxes other than income consist of taxes for gross receipts, property, capital stock and business licenses.

   The increase in taxes other than income was primarily attributable to higher gross receipts taxes resulting from an increase in the revenue tax base. Also contributing to the increase, but to a lesser degree, were higher property taxes. These increases were partially offset by the effect of the settlement of a New York state sales tax audit in the first quarter of 1997, which had been accrued for in Other Operating Expenses.


OTHER OPERATING EXPENSES

   1998 - 1997                            (Decrease)
--------------------------------------------------------------------------------
   Nine Months                       $(1.9)        (.1)%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources and NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The decrease in other operating expenses was largely attributable to lower combined centralized services expenses allocated from Telesector Resources and NSI. The decline in centralized services expenses was primarily due to a reduction in the allocated portion of retirement incentive costs and a reduction in costs for the performance of certain centralized services. These reductions were partially offset by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX.

                          New York Telephone Company

   Other operating expenses were further reduced by the effect of merger-related costs and other special items recorded in the third quarter of 1997. These charges were comprised of costs to consolidate certain redundant real estate properties, charges for regulatory and legal contingencies, the Company's allocated share of employee severance costs, direct incremental and transition merger-related costs, and other miscellaneous expense items, as described earlier. Also contributing to the decrease in other operating expenses, but to a lesser extent, were lower costs associated with network software purchases and lower contract services and rent expense.

   These decreases were substantially offset by the prior year reversal of accruals associated with the resolution of certain regulatory and tax contingencies. The actual settlements of these matters in 1997 were recorded in Local Services Revenues, Taxes Other Than Income and Interest Expense. The Company's contribution to the federal universal service fund described earlier, and higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers further offset the decrease in other operating expenses.


OTHER INCOME, NET

   1998 - 1997                              Increase
--------------------------------------------------------------------------------
   Nine Months                         $13.1        128.4%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1997 to pre-fund a trust for the payment of certain employee benefits and an increase in the income from Telesector Resources recognized under the equity method of accounting.


INTEREST EXPENSE

   1998 - 1997                              Increase
--------------------------------------------------------------------------------
   Nine Months                         $15.2          6.0%
--------------------------------------------------------------------------------

   Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

   The increase in interest expense in the first nine months of 1998 was primarily due to the recognition of interest expense in connection with the settlement of tax-related matters and certain regulatory issues in 1998. These increases were partially offset by the effect of the settlements of a New York state sales tax audit and various regulatory issues recorded in the first quarter of 1997.


EFFECTIVE INCOME TAX RATES

   Nine Months Ended September 30
--------------------------------------------------------------------------------
   1998                                    28.0%
--------------------------------------------------------------------------------
   1997                                    32.8%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. The Company's effective income tax rate was lower in the first nine months of 1998 principally as a result of adjustments to deferred income tax balances resulting from a change in the New York State income tax rate and higher tax credits recorded in 1998.

                          New York Telephone Company

FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both September 30, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

   At September 30, 1998, the Company had $34.9 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation (BANFC) and $15.1 million of available borrowings outstanding with BANFC. The Company also had $1,154.0 million of borrowings outstanding with NYNEX. At September 30, 1998, the Company had $400.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 78.9% as of September 30, 1998, compared to 75.8% as of September 30, 1997 and 75.2% as of December 31, 1997.

   On September 22, 1998, the Company declared a dividend in the amount of $101.4 million from Additional Paid-in Capital. The dividend was paid to NYNEX on November 2, 1998.

                          New York Telephone Company

OTHER MATTERS
-------------

     Year "2000" Update

     Bell Atlantic's comprehensive program to evaluate and address the impact of the Year 2000 date transition on its operations, including those of the Company, includes steps to (a) inventory and assess for Year 2000 compliance its equipment, software and systems, (b) determine which items will be remediated, replaced or retired, and establish a plan to accomplish these steps, (c) remediate, replace or retire the items, (d) test the items, where required, and
(e) provide management with reporting and issues management to support a seamless transition to the Year 2000.

State of Readiness

     For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Application Systems, and Information Technology Infrastructure. As of September 30, 1998, the inventory, assessment and detailed planning phases for these projects have been completed or virtually completed, and remediation/replacement/retirement and testing activities are well underway. The inventory items that were not assessed as Year 2000 compliant and that require action to avoid service impact are to be fixed, replaced, or retired. Bell Atlantic's goal for these operations is to have its network and any other mission critical systems Year 2000 compliant (including testing) by June 30, 1999. Below is a more detailed breakdown of the efforts to date:

     Network Elements - Approximately 350 different types of network elements
     ----------------
     (such as central office switches) appearing in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Approximately 70% of these element types, representing over 90% of all deployed network elements, were originally assessed as Year 2000 compliant. Of the deployed network elements requiring remediation, approximately 38% have been repaired or replaced as of September 30, 1998 and certification testing/evaluation is well underway. Bell Atlantic has also made substantial progress on the remaining network elements and is on track to make its June 30, 1999 objectives in this area.

     Application Systems - Approximately 1,200 application systems supporting:
     -------------------
     (i) network and customer service provisioning, network and service administration and maintenance, (ii) customer care and billing functions, and (iii) human resources, finance and general corporate functions. Approximately 48% of these application systems were originally assessed compliant or to be retired. As of September 30, 1998, approximately 45% of all application systems have successfully completed certification testing/evaluation or have been retired. Bell Atlantic has made substantial progress on the remaining application systems and is on track to make its June 30, 1999 objectives in this area.

     Information Technology Infrastructure - Approximately 40 mainframe, 1,000
     -------------------------------------
     mid-range, and 90,000 personal computers, and related network components and software products that compose the corporation's information technology
     (IT) infrastructure. There are approximately 1,350 unique types of elements in the inventory for the IT infrastructure, of which approximately 73% were originally assessed as compliant or to be retired. As of September 30 1998, approximately 49% of all element types have successfully completed certification testing/evaluation or have been retired. Bell Atlantic has made substantial progress on the remaining items and is on track to make its June 30, 1999 objective in this area.

     For Bell Atlantic's other controlled or majority-owned subsidiaries, including Bell Atlantic Mobile (BAM) and its Information Services Group (ISG) companies, the inventory, assessment and planning efforts are substantially complete, and remediation/replacement/retirement and testing activities are in progress. BAM, ISG, and, in general, all of the other controlled or majority-owned subsidiaries are on track to have their mission critical systems compliant by the end of June 1999.

     Bell Atlantic's Year 2000 program also includes a project to review and remediate affected systems (including those with embedded technology) within its buildings and other facilities, a project to assure Year 2000 compliance across all of its internal business processes, and other specific projects directed towards insuring it meets its Year 2000 objectives.

                          New York Telephone Company

     Third Party Issues

     Vendor Issues
     -------------
     In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. In most cases, the compliance "status" of the product in question is based on vendor-provided information, which remains subject to Bell Atlantic's testing and verification activities. In several instances, vendors have not met original delivery schedules, resulting in delayed testing and deployment. At this time, Bell Atlantic does not anticipate that such delays will have a material impact on its ability to achieve Year 2000 compliance within its desired timeframes. Bell Atlantic is continuing Year 2000-related discussions with utilities and similar services providers. In general, information requests to such service providers have yielded less meaningful information than inquiries to its product vendors. As a result, Bell Atlantic cannot yet determine the Year 2000 readiness of most key utilities and similar services providers or the likelihood that those providers will successfully complete the Year 2000 transition. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

     Some of Bell Atlantic's vendors continue to express concerns about providing information on the status of the Year 2000 compliance efforts for their products or services, citing factors such as liability concerns, logistical complexity and possible adverse customer relations. Although known gaps in Bell Atlantic's information gathering efforts are relatively small in comparison to the voluminous data already received, some of the information still required relates to important items, such as test plans and detailed results. Bell Atlantic will continue to pursue all appropriate measures with its vendors in order to resolve information sharing issues, and anticipates that the recently enacted Year 2000 Information and Readiness Disclosure Act will have a positive impact on information sharing by its vendors.

     Customer Issues
     ---------------
     Bell Atlantic's customers remain keenly interested in the progress of its Year 2000 efforts, and it anticipates increased demand for information, including detailed testing data and company-specific responses. Bell Atlantic is providing limited warranties of Year 2000 compliance for certain new telecommunications services and other offerings, but it does not expect any resulting warranty costs to be material.

     Interconnecting Carriers
     ------------------------
     Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service.

Costs

     From the inception of Bell Atlantic's Year 2000 project through September 30, 1998, and based on the cost tracking methods it has historically applied, Bell Atlantic has incurred total pre-tax expenses of approximately $95 million ($70 million of which was incurred in the nine months ended September 30, 1998), and it has made capital expenditures of approximately $80 million (all of which was made in the nine months ended September 30, 1998).

     For the years 1998 and 1999, Bell Atlantic expects to incur total pre-tax expenses for its Year 2000 project of approximately $200 million to $300 million and total capital expenditures of $200 million to $250 million.

     Bell Atlantic has investments in various joint ventures and other interests. At this time, Bell Atlantic does not anticipate that the impact of any Year 2000 remediation costs that they incur will be material to its results of operations.

                          New York Telephone Company

Risks

     The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition, due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of any material interruptions or failures of its service resulting from actual or perceived Year 2000 problems within or beyond its control, it could be subject to third party claims.

Contingency Plans

     As a public telecommunications carrier, Bell Atlantic has had considerable experience successfully dealing with natural disasters and other events requiring contingency planning and execution. As part of Bell Atlantic's efforts to develop appropriate Year 2000 contingency plans, it is reviewing its existing Emergency Preparedness and Disaster Recovery plans for any necessary modifications.

     Bell Atlantic has developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. It is also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Bell Atlantic anticipates that an initial draft of its corporate contingency plan will be ready in the first quarter of 1999.

                          New York Telephone Company

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)   Exhibits:

                 Exhibit Number

                 27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                          New York Telephone Company

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NEW YORK TELEPHONE COMPANY




Date: November 10, 1998            By  /s/ Edwin F. Hall
                                     -------------------------------
                                           Edwin F. Hall
                                           Chief Financial Officer
                                           and Controller


    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1998.