Form 10-Q
period 1999-03-31
NEW YORK TELEPHONE CO
filed 1999-05-12
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


     (Mark one)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          New York Telephone Company

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             (Dollars in Millions)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                    1999                  1998
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $37.8 and $36.3 from affiliates)                                                  $2,047.6              $2,011.8
                                                                                      -------------------------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes                                                       564.9                 540.6
Depreciation and amortization                                                                      370.7                 346.8
Other (including $290.6 and $308.2 to affiliates)                                                  697.2                 743.8
                                                                                      -------------------------------------------
                                                                                                 1,632.8               1,631.2
                                                                                      -------------------------------------------

OPERATING INCOME                                                                                   414.8                 380.6

OTHER INCOME, NET
   (including $9.1 and $5.8 from affiliates)                                                        12.2                   5.2

INTEREST EXPENSE
   (including $17.8 and $13.8 to affiliates)                                                        82.0                  80.4
                                                                                      -------------------------------------------

Income before provision for income taxes
   and extraordinary item                                                                          345.0                 305.4

PROVISION FOR INCOME TAXES                                                                         117.5                 103.4
                                                                                      -------------------------------------------

Income before extraordinary item                                                                   227.5                 202.0

Extraordinary Item
Early extinguishment of debt, net of tax                                                           ---                    (1.5)
                                                                                      -------------------------------------------

NET INCOME                                                                                     $   227.5             $   200.5
                                                                                      ===========================================

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                    ASSETS
                                    ------

                                                                                         March 31,              December 31,
                                                                                           1999                    1998
---------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                   $       62.5            $       50.4
Short-term investments                                                                        233.2                   349.9
Accounts receivable:
    Trade and other, net of allowances for
         uncollectibles of $153.3 and $169.2                                                1,496.0                 1,534.4
    Affiliates                                                                                138.0                   146.8
Material and supplies                                                                         158.0                   148.6
Prepaid expenses                                                                               94.5                   103.1
Deferred income taxes                                                                           2.1                      .4
Other                                                                                          83.9                    80.5
                                                                                  -----------------------------------------------
                                                                                            2,268.2                 2,414.1
                                                                                  -----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                              22,994.9                22,632.9
Less accumulated depreciation                                                              12,985.0                12,748.6
                                                                                  -----------------------------------------------
                                                                                           10,009.9                 9,884.3
                                                                                  -----------------------------------------------

OTHER ASSETS                                                                                  920.3                   973.6
                                                                                  -----------------------------------------------

TOTAL ASSETS                                                                              $13,198.4               $13,272.0
                                                                                  ===============================================

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                                           March 31,             December 31,
                                                                                             1999                   1998
---------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliates                                                             $  1,275.3             $  1,586.6
   Other                                                                                        72.8                    2.7
Accounts payable and accrued liabilities:
   Affiliates                                                                                1,274.4                1,195.8
   Other                                                                                     1,166.1                1,125.3
Other liabilities                                                                              297.8                  283.0
                                                                                   ----------------------------------------------
                                                                                             4,086.4                4,193.4
                                                                                   ----------------------------------------------

LONG-TERM DEBT                                                                               3,684.9                3,755.0
                                                                                   ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                 3,640.5                3,689.6
                                                                                   ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                           14.0                   13.8
Unamortized investment tax credits                                                              81.1                   83.3
Other                                                                                          139.0                  149.9
                                                                                   ----------------------------------------------
                                                                                               234.1                  247.0
                                                                                   ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                        1.0                    1.0
Additional paid-in capital                                                                   1,483.1                1,545.1
Reinvested earnings/(accumulated deficit)                                                       70.4                 (157.1)
Accumulated other comprehensive loss                                                            (2.0)                  (2.0)
                                                                                   ----------------------------------------------
                                                                                             1,552.5                1,387.0
                                                                                   ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                              $13,198.4              $13,272.0
                                                                                   ==============================================

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                        -----------------------------------------
                                                                                                   1999                 1998
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $   748.8             $  675.8
                                                                                        -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                              116.7                 25.7
Additions to plant, property and equipment                                                       (395.3)              (332.6)
Other, net                                                                                        (28.2)               (14.4)
                                                                                        -----------------------------------------
Net cash used in investing activities                                                            (306.8)              (321.3)
                                                                                        -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                          ---                  250.0
Early extinguishment of debt                                                                      ---                 (200.0)
Principal repayments of borrowings and capital lease obligations                                    (.6)                 (.6)
Net change in note payable to affiliate                                                          (311.3)              (139.1)
Distributions of additional paid-in capital                                                      (101.4)              (243.7)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                          (16.6)                (1.3)
                                                                                        -----------------------------------------
Net cash used in financing activities                                                            (429.9)              (334.7)
                                                                                        -----------------------------------------

NET CHANGE IN CASH                                                                                 12.1                 19.8

CASH, BEGINNING OF PERIOD                                                                          50.4                 44.3
                                                                                        -----------------------------------------

CASH, END OF PERIOD                                                                           $    62.5            $    64.1
                                                                                        =========================================

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      New York Telephone Company and its wholly owned subsidiary, Empire City Subway Company (Limited) are wholly owned subsidiaries of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1998 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 1999 presentation.

2.    Dividend

      On March 23, 1999, we declared a dividend in the amount of $62.0 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on May 3, 1999.

3.    Debt

      In the first quarter of 1998, we recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $1.5 million (net of an income tax benefit of $.8 million).

      In January 1998, we issued $250.0 million of 6.125% debentures due on January 15, 2010. The proceeds of this issuance were used in February 1998 to redeem $200.0 million of 7.75% refunding mortgage bonds due in 2006 and to pay down short-term debt.

4.    New Accounting Standards

Costs of Computer Software
      Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Such costs sometimes include payroll-related costs for internally developed software. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it currently does not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we now capitalize interest associated with the development of internal-use software.

Costs of Start-Up Activities
      Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the Costs of Start-up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs.

Derivatives and Hedging Activities
      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2000. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

                          New York Telephone Company

5.       Shareowner's Investment


                                                                                                  Reinvested        Accumulated
                                                                                Additional         Earnings/           Other
                                                               Common            Paid-in         (Accumulated      Comprehensive
(Dollars in Millions)                                           Stock            Capital           Deficit)            Loss
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                    $1.0            $1,545.1           $(157.1)           $(2.0)
Net income                                                                                           227.5
Distributions of additional paid-in capital to NYNEX                               (62.0)
                                                          -------------------------------------------------------------------------
Balance at March 31, 1999                                       $1.0            $1,483.1           $  70.4            $(2.0)
                                                          =========================================================================

      Net income and comprehensive income were the same for the three months ended March 31, 1999 and 1998.

6.    Commitments and Contingencies

      Various legal actions and regulatory proceedings are pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but could have a material effect on our results of operations.

      We deferred revenues under a plan approved by the New York State Public Service Commission (NYSPSC) in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the Incentive Plan), and also deferred revenues for a 1994 service improvement plan obligation. These deferred revenues are included in Accounts Payable and Accrued Liabilities and Deferred Credits and Other Liabilities - Other on our condensed consolidated balance sheet. We are permitted to recognize these deferred revenues as commitments are met or obligations are satisfied under the plans. If we are unable to meet certain commitments, the NYSPSC has the authority to require us to rebate the deferred revenues to customers. A summary of the deferred revenues related to the plans is shown below:

(Dollars in Millions)
---------------------------------------------------------------------
Balance at December 31, 1998                              $  48.8
Amounts recognized as revenues                               (2.0)
                                                     ----------------
Balance at March 31, 1999                                 $  46.8
                                                     ================


      The Incentive Plan also established annual service quality targets with stringent rebate provisions if we are unable to meet some or all of the targets. Each year, our performance results are reviewed and a determination is made regarding the requirement for rebates to our customers. If targets are met, any liabilities are reversed and recognized in revenues. Each year is defined as a plan year, with Plan Year 1 being the year ended August 31, 1996 and continuing through Plan Year 4, which is the year ended August 31, 1999. The amounts below represent the cumulative totals for Plan Years 1 to 4. This liability has been included in Accounts Payable and Accrued Liabilities and Deferred Credits and Other Liabilities - Other on our consolidated balance sheet. A summary of the liabilities related to this portion of the Incentive Plan is shown below:

(Dollars in Millions)
----------------------------------------------------------------------
Balance at December 31, 1998                              $  11.9
Additional amounts accrued                                    4.0
Amounts utilized for rebates                                 (1.9)
                                                     ----------------
Balance at March 31, 1999                                 $  14.0
                                                     ================

      Of the remaining liability balance at March 31, 1999, $12.5 million is related to Plan Year 4 and $1.5 million is related to Plan Year 1.

                          New York Telephone Company

      Several state and federal regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

7.    Proposed Bell Atlantic - GTE Merger

      Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

      It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

      Bell Atlantic and GTE are working diligently to complete the merger by the end of 1999. However, the companies must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

                          New York Telephone Company

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $227.5 million for the three month period ended March 31, 1999, compared to net income of $200.5 million for the same period in 1998.

      Our results for 1999 and 1998 were affected by special items. The special items in both periods include our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources). In 1999, the special items also include our allocated share of charges from Network Services, Inc.

      The following table shows how special items are reflected in our condensed consolidated statements of income for each period:

                                                           (Dollars in Millions)
Three Months Ended March 31                         1999             1998
--------------------------------------------------------------------------------
Employee Costs
    Retirement incentive costs                      $---            $ 6.5
    Merger transition costs                           .3              1.1

Other Operating Expenses
    Merger transition costs                           .2               .9
    Allocated retirement incentive costs             ---              4.5
    Allocated merger transition costs                5.2              1.3
                                             -----------------------------------
                                                    $5.7            $14.3
                                             ===================================

Retirement Incentives

      In the first quarter of 1998, we recorded costs of $11.0 million as a result of 102 associate employees electing to leave the company under a voluntary retirement program. The costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The retirement incentive program covering management employees ended in March 1997 and the program covering associate employees was completed in September 1998. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998.

Merger-related Costs

      In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $5.7 million in the first quarter of 1999 and $3.3 million in the first quarter of 1998.

      Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.

                          New York Telephone Company

OPERATING REVENUE STATISTICS
----------------------------


                                                        1999             1998             % Change
--------------------------------------------------------------------------------------------------
At March 31
-----------
Access Lines in Service (in thousands)*
   Residence                                           7,563            7,384                  2.4%
   Business                                            4,203            4,055                  3.6
   Public                                                159              165                 (3.6)
                                              ----------------------------------
                                                      11,925           11,604                  2.8
                                              ==================================
Three Months Ended March 31
---------------------------
Access Minutes of Use (in millions)                   11,679           11,247                  3.8
                                              ==================================

*1998 reflects a restatement of access lines in service.


OPERATING REVENUES
------------------
(Dollars in Millions)

Three Months Ended March 31                             1999             1998
-------------------------------------------------------------------------------
Local services                                      $1,283.4         $1,232.4
Network access services                                564.3            595.3
Long distance services                                  62.0             60.4
Ancillary services                                     137.9            123.7
                                              ----------------------------------
Total                                               $2,047.6         $2,011.8
                                              ==================================



LOCAL SERVICES REVENUES

      1999 - 1998                               Increase
--------------------------------------------------------------------------------
      First Quarter                        $51.0         4.1%
--------------------------------------------------------------------------------

      Local services revenues are earned from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

      Growth in local services revenues in the first quarter of 1999 was primarily due to higher usage of our network facilities. This growth was generated by an increase in access lines in service of 2.8% from March 31, 1998. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Strong growth in residence and business message volumes also contributed to the growth in local services revenues.

      Revenues from our value-added services were boosted in the first quarter by marketing and promotional campaigns offering new service packages.

                          New York Telephone Company

NETWORK ACCESS SERVICES REVENUES

      1999 - 1998                                (Decrease)
--------------------------------------------------------------------------------
      First Quarter                         $(31.0)       (5.2)%
--------------------------------------------------------------------------------

      Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Network access services revenue declined in the first quarter of 1999 principally due to net price reductions mandated by federal and state price cap plans. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year under the rules of the Price Cap Plan.

      In July 1998, we implemented interstate price decreases of approximately $78 million on an annual basis. These rates included amounts necessary to recover our contribution to the FCC's universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income customers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. Our rates are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Changes in the required contributions to that fund increased rates by approximately $6 million on an annual basis in October 1998. Rates were reduced by approximately $28 million on an annual basis in January 1999 and by approximately $1 million annually in April 1999 to reflect, among other things, lower required contributions to the fund. These rates will be in effect through June 1999.

      Beginning in the third quarter of 1998, intrastate access charges in New York were reduced by approximately $94 million annually due to a New York State Public Service Commission order. The reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues attributable to the federal universal service fund.

      These revenue decreases were partially offset by higher customer demand, as reflected by growth in access minutes of use of 3.8% from the first quarter of 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In the first three months of 1999, demand for special access services was higher, reflecting a greater utilization of our network by Internet service providers and other high-capacity users. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in the first quarter of 1999.


LONG DISTANCE SERVICES REVENUES

      1999 - 1998                                Increase
--------------------------------------------------------------------------------
      First Quarter                         $1.6         2.6%
--------------------------------------------------------------------------------

      Long distance services revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), private line services and corridor services (between LATAs in New York City and northern New Jersey).

      The growth in long distance services revenues was generated by higher calling volumes resulting, in part, from customer win-back initiatives. Strong growth in private line services also contributed to the increase in long distance services revenues.

      The growth in long distance services revenues was partially offset by lower rates included in toll calling discount packages and product bundling offers.

                          New York Telephone Company

ANCILLARY SERVICES REVENUES

      1999 - 1998                                Increase
--------------------------------------------------------------------------------
      First Quarter                         $14.2        11.5%
--------------------------------------------------------------------------------

      Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation and usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of software to nonaffiliates. Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category. Ancillary services revenues also include payments from an affiliate, Bell Atlantic Yellow Pages Company (Yellow Pages), for earnings related to its directory activities in New York based on a regulated rate of return. We also earn fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. Other revenues include fees paid by customers for nonpublication of telephone numbers and multiple white page listings.

      Ancillary services revenues were higher in the first quarter of 1999 due to a combination of increased demand by long distance carriers and affiliates for billing and collection services, increased CPE services provided to government agencies and higher payments received from competitive local exchange carriers for interconnection of their network with our network and for the purchase of unbundled network elements, as provided for by the Telecommunications Act of 1996 (1996 Act).

      The growth in ancillary services revenues was also positively impacted in 1999 by higher payments received from Yellow Pages.



OPERATING EXPENSES
------------------
(Dollars in Millions)


Three Months Ended March 31                               1999            1998
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes          $  564.9        $  540.6
Depreciation and amortization                            370.7           346.8
Other operating expenses                                 697.2           743.8
                                                  ------------------------------
Total                                                 $1,632.8        $1,631.2
                                                  ==============================


EMPLOYEE COSTS

      1999 - 1998                                 Increase
--------------------------------------------------------------------------------
      First Quarter                         $24.3         4.5%
--------------------------------------------------------------------------------

      Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of Telesector Resources, Bell Atlantic Network Services, Inc. (NSI) and NYNEX, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

      Employee costs increased in the first quarter of 1999 primarily due to annual salary and wage increases for management and associate employees and higher pension and benefits costs. A number of factors contributed to the rise in pension and benefit costs, including higher savings plan contributions, increased health cares costs caused by inflation, and benefit plan improvements provided for under new contracts with associate employees. These factors were partially offset by favorable pension plan investment returns and changes in plan provisions and actuarial assumptions. Also contributing to the increase in employee costs, but to a lesser extent, was higher associate overtime pay.

      These cost increases were partially offset by lower work force levels and by the effect of the completion of the retirement incentive program covering associate employees, as discussed in the Results of Operations section.

                          New York Telephone Company

DEPRECIATION AND AMORTIZATION

      1999 - 1998                                 Increase
--------------------------------------------------------------------------------
      First Quarter                         $23.9         6.9%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first quarter of 1999 over the same period in 1998 principally as a result of growth in depreciable telephone plant. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in the first quarter of 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases as incurred. For additional information on SOP No. 98-1, see Note 4 to the condensed consolidated financial statements.

      These increases were partially offset by the effect of lower rates of depreciation and amortization.


OTHER OPERATING EXPENSES

      1999 - 1998                                (Decrease)
--------------------------------------------------------------------------------
      First Quarter                         $(46.6)       (6.3)%
--------------------------------------------------------------------------------

      Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

      The decrease in other operating expenses in the first quarter of 1999 was largely attributable to lower contract services costs and the reversal of an accrual associated with the settlement of a New York state sales and use tax audit. Also contributing to the decrease in other operating expenses was the adoption of SOP No. 98-1 and lower combined centralized services expenses allocated from Telesector Resources, NYNEX and NSI. The decrease in centralized services expenses was primarily due to the effect of the completion of the retirement incentive program for associate employees at Telesector Resources.

      The decreases in other operating expenses were partially offset by higher interconnection (reciprocal compensation) payments to competitive local exchange and other carriers to terminate calls on their networks. We have been required by our state regulators to pay "reciprocal compensation" to competitive local exchange and other carriers to terminate calls on their networks, including a large volume of one-way traffic from our customers to internet service providers that are their customers. On February 26, 1999, the FCC confirmed that such traffic is interstate and interexchange in nature and not subject to the reciprocal compensation requirements of the 1996 Act. Because the previous state regulatory decisions were based upon a view that internet access calls are "local" rather than interstate and interexchange in nature, we asked the New York regulators to revisit their prior interpretations. The New York State Public Service Commission has decided to conduct an expedited proceeding to determine the appropriate compensation for Internet and other one-way traffic. The FCC also has initiated a proceeding to consider adopting rules governing inter-carrier compensation for this traffic in the future.


OTHER INCOME, NET

      1999 - 1998                                Increase
--------------------------------------------------------------------------------
      First Quarter                         $7.0       134.6%
--------------------------------------------------------------------------------

      The change in other income, net, was attributable to an increase in the income recognized from Telesector Resources under the equity method. Other income, net was also impacted by the effect of an accrual in the first quarter of 1998 associated with a regulatory matter related to the sale of Telesector Resources' ownership interest in Bell Communications Research, Inc. in 1997. Additional interest income from our short-term investments and from a note receivable with an affiliate also contributed to the increase in other income, net.

                          New York Telephone Company

INTEREST EXPENSE

      1999 - 1998                                Increase
--------------------------------------------------------------------------------
      First Quarter                         $1.6         2.0%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first quarter of 1999 principally due to higher levels of average borrowings from an affiliate and the effect of the settlement of a New York state sales and use tax audit recorded in the first quarter of 1999. These decreases were partially offset by the effect of refinancing long-term debt at more favorable interest rates and by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31
--------------------------------------------------------------------------------
      1999                                        34.1%
--------------------------------------------------------------------------------
      1998                                        33.9%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in the first quarter of 1999 due to income tax credits recorded in 1998.


FINANCIAL CONDITION
-------------------

      We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

      We obtain our short-term financing through advances from NYNEX and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of March 31, 1999, we had $42.3 million available under our line of credit with BANFC, and $7.7 million in borrowings outstanding. We also had $1,267.6 million outstanding with NYNEX at March 31, 1999. In addition, we had $400.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission (SEC) for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade.

      Our debt ratio was 76.4% at March 31, 1999, compared to 76.5% at March 31, 1998 and 79.4% at December 31, 1998.

      On March 23, 1999, we declared a dividend in the amount of $62.0 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on May 3, 1999.

                          New York Telephone Company

OTHER MATTERS
-------------

Recent Accounting Pronouncement - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2000. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

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

 .   Network Elements

     Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. Late in 1998, through additional testing and verification, it determined that certain network elements, originally represented as having no Year 2000-related service impact, were likely to cause service issues unless remediated. As a result, Bell Atlantic had an increase in the overall number of network elements requiring repair. Notwithstanding the additional work effort, as of March 31, 1999, Bell Atlantic had repaired or replaced approximately 60% of the deployed network elements requiring remediation, and certification testing/evaluation is well underway. Bell Atlantic also has made substantial progress on the remaining network elements. Although Bell Atlantic is generally on track to achieve its June 30, 1999 goal for network elements, it is possible that the timeframe for compliance of a small number of network elements may extend into July or August, without any impact on customer service or its operations.

 .   Application and Support Systems

     Bell Atlantic has approximately 1,200 applications and systems that support: (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application systems as either compliant or to be retired. As of March 31, 1999, Bell Atlantic has successfully completed certification testing/evaluation of approximately 73% of all application systems. Bell Atlantic also has made substantial progress on the remaining application systems. Although Bell Atlantic is generally on track to achieve its June 30, 1999 goal for applications and support systems, it is possible that the timeframe for compliance of a small

                          New York Telephone Company

     number of applications and support systems may extend into July or August, without any impact on customer service or its operations.

 .   Information Technology Infrastructure

     Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components and software products comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed approximately 73% as compliant or to be retired. As of March 31, 1999, Bell Atlantic has successfully completed certification testing/evaluation of approximately 95% of all mission critical element types. Bell Atlantic has made substantial progress on the remaining items and is on track to achieve its June 30, 1999 goal.

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

          Bell Atlantic is continuing Year 2000-related discussions with utilities and similar services providers. In general, information requests to such service providers have yielded less meaningful information than inquiries to its product vendors, and Bell Atlantic does not yet have sufficient information to determine whether key utilities and similar service providers will successfully complete the Year 2000 transition. However, Bell Atlantic is now beginning to engage in more productive discussions with large utilities servicing its facilities and it is hopeful that these discussions will provide additional assurance of Year 2000 compliance for those entities. At the present time, Bell Atlantic remains unable to determine the Year 2000 readiness of most key utilities and similar service providers or the likelihood that those providers will successfully complete the Year 2000 transition. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

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

Costs

     From the inception of Bell Atlantic's Year 2000 project through March 31, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $138 million, and it has made capital expenditures of approximately $89 million. For 1999, Bell Atlantic expects to incur total pre-tax expenses for its Year 2000 project of approximately $75 million to $150 million (approximately $16 million of which was incurred through March 31, 1999) and total capital expenditures of $75 million to $125 million (approximately $9 million of which was incurred through March 31, 1999).

                          New York Telephone Company

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

     Bell Atlantic has developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. It is also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Bell Atlantic has prepared an initial draft of its corporate Year 2000 contingency plan and it is continuing to refine and enhance that plan.

                          New York Telephone Company

                          PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

               There were no proceedings reportable under this Item.


Item 6.        Exhibits and Reports on Form 8-K


               (a)  Exhibits:

                    Exhibit Number

                    27   Financial Data Schedule.


               (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                          New York Telephone Company

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 NEW YORK TELEPHONE COMPANY




Date: May 12, 1999               By  /s/ Edwin F. Hall
                                    --------------------------------------------
                                         Edwin F. Hall
                                         Chief Financial Officer and Controller










        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 6, 1999.