Form 10-Q
period 1999-06-30
NEW YORK TELEPHONE CO
filed 1999-08-11
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


        (Mark one)
           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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


                                                                           Three Months Ended                 Six Months Ended
                                                                                 June 30,                          June 30,
                                                                   ---------------------------------------------------------------
                                                                            1999            1998             1999           1998
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $ 127.0,$125.8,$172.8 and $162.1 from affiliates)        $ 2,158.3       $ 2,151.9         $4,205.9      $ 4,163.7
                                                                   ---------------------------------------------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes                               531.0           570.3          1,095.9        1,110.9
Depreciation and amortization                                              378.0           351.1            748.7          697.9
Other (including $ 342.3, $321.2, $632.9 and $629.4 to affiliates)         759.5           766.4          1,456.7        1,510.2
                                                                   ---------------------------------------------------------------
                                                                         1,668.5         1,687.8          3,301.3        3,319.0
                                                                   ---------------------------------------------------------------

OPERATING INCOME                                                           489.8           464.1            904.6          844.7

OTHER INCOME, NET
   (including $ 11.1, $5.5, $20.2 and $11.3 from affiliates)                13.4             8.9             25.6           14.1

INTEREST EXPENSE
   (including $16.5, $7.5, $34.3 and $21.3 to affiliates)                   78.3           109.1            160.3          189.5
                                                                   ---------------------------------------------------------------

Income before provision for income taxes
   and extraordinary item                                                  424.9           363.9            769.9          669.3

PROVISION FOR INCOME TAXES                                                 143.9           119.9            261.4          223.3
                                                                   ---------------------------------------------------------------

Income before extraordinary item                                           281.0           244.0            508.5          446.0

Extraordinary Item
Early extinguishment of debt, net of tax                                    (2.7)           (6.0)            (2.7)          (7.5)
                                                                   ---------------------------------------------------------------

NET INCOME                                                             $   278.3       $   238.0         $  505.8      $   438.5
                                                                   ================================================================

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                         June 30,         December 31,
                                                           1999               1998
------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                     $    17.9           $    50.4
Short-term investments                                       116.6               349.9
Note receivable from affiliate                                53.6               ---
Accounts receivable:
    Trade and other, net of allowances for
         uncollectibles of $146.4 and $169.2               1,515.2             1,534.4
    Affiliates                                               194.3               146.8
Material and supplies                                        123.6               148.6
Prepaid expenses                                              69.0               103.1
Deferred income taxes                                          2.1                  .4
Other                                                         86.0                80.5
                                                  ----------------------------------------
                                                           2,178.3             2,414.1
                                                  ----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                             23,418.1            22,632.9
Less accumulated depreciation                             13,271.3            12,748.6
                                                  ----------------------------------------
                                                          10,146.8             9,884.3
                                                  ----------------------------------------

OTHER ASSETS                                                 906.0               973.6
                                                  ----------------------------------------

TOTAL ASSETS                                             $13,231.1           $13,272.0
                                                  ========================================

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                             June 30,          December 31,
                                                               1999               1998
--------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliates                               $ 1,146.9          $ 1,586.6
   Other                                                         72.8                2.7
Accounts payable and accrued liabilities:
   Affiliates                                                 1,252.0            1,195.8
   Other                                                      1,171.2            1,125.3
Other liabilities                                               308.0              283.0
                                                       -------------------------------------
                                                              3,950.9            4,193.4
                                                       -------------------------------------

LONG-TERM DEBT                                                3,652.6            3,755.0
                                                       -------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                  3,617.7            3,689.6
                                                       -------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                            14.2               13.8
Unamortized investment tax credits                               78.9               83.3
Other                                                           148.0              149.9
                                                       -------------------------------------
                                                                241.1              247.0
                                                       -------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                         1.0                1.0
Additional paid-in capital                                    1,421.1            1,545.1
Reinvested earnings/(accumulated deficit)                       348.7             (157.1)
Accumulated other comprehensive loss                             (2.0)              (2.0)
                                                       -------------------------------------
                                                              1,768.8            1,387.0
                                                       -------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT               $13,231.1          $13,272.0
                                                       =====================================

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)

                                                                       Six Months Ended
                                                                          June 30,
                                                          ---------------------------------------
                                                                    1999                1998
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $1,366.9            $1,358.3
                                                          ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                               233.3               155.4
Additions to plant, property and equipment                        (888.9)             (726.7)
Net change in note receivable from affiliate                       (53.6)               ---
Other, net                                                         (46.5)              (28.0)
                                                          ---------------------------------------
Net cash used in investing activities                             (755.7)             (599.3)
                                                          ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                            ---                597.0
Early extinguishment of debt                                       (32.1)             (550.0)
Principal repayments of capital lease obligations                   (1.3)               (1.3)
Net change in note payable to affiliate                           (439.7)             (447.2)
Distributions of additional paid-in capital                       (163.4)             (345.1)
Net change in outstanding checks drawn
     on controlled disbursement accounts                            (7.2)               11.3
                                                          ---------------------------------------
Net cash used in financing activities                             (643.7)             (735.3)
                                                          ---------------------------------------

NET CHANGE IN CASH                                                 (32.5)               23.7

CASH, BEGINNING OF PERIOD                                           50.4                44.3
                                                          ---------------------------------------

CASH, END OF PERIOD                                             $   17.9            $   68.0
                                                          =======================================

           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      New York Telephone Company and its wholly owned subsidiary, Empire City Subway Company (Limited) are wholly owned subsidiaries of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

      We have reclassified certain amounts from the prior year's data to conform to the 1999 presentation.

2.    Dividend

      On June 22, 1999, we declared a dividend in the amount of $62.0 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on August 2, 1999.

3.    Debt

      In the second quarter of 1999, we repurchased $32.1 million of 9.375% debentures, due July 15, 2031. We recorded an extraordinary loss related to this transaction of $2.7 million (net of an income tax benefit of $1.5 million).

4.    New Accounting Standards

Costs of Computer Software
      Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we now capitalize interest associated with the development of internal-use software. The effect of adopting SOP No. 98-1 for Bell Atlantic was an increase in net income of approximately $115 million for the six months ended June 30, 1999.

Costs of Start-Up Activities
      Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the Costs of Start-up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs. The adoption of SOP No. 98-5 did not have a material effect on our results of operations or financial condition because we have not historically capitalized start-up activities.

Derivatives and Hedging Activities
      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year.

      Under the amended pronouncement, we must adopt SFAS No. 133 no later than January 1, 2001. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

                          New York Telephone Company

5.       Shareowner's Investment

                                                                                            Reinvested        Accumulated
                                                                           Additional        Earnings/           Other
                                                            Common           Paid-in        (Accumulated     Comprehensive
(Dollars in Millions)                                       Stock            Capital          Deficit)            Loss
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 $1.0           $1,545.1          $(157.1)          $(2.0)
Net income                                                                                      505.8
Distributions of additional paid-in capital to NYNEX                          (124.0)
                                                       ----------------------------------------------------------------------
Balance at June 30, 1999                                     $1.0           $1,421.1          $ 348.7           $(2.0)
                                                       ======================================================================

      Net income and comprehensive income were the same for the six months ended June 30, 1999 and 1998.

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

      We deferred revenues under a plan approved by the New York State Public Service Commission (NYSPSC) in 1995 associated with commitments for fair competition, universal service, service quality and infrastructure improvements (the Incentive Plan), and also deferred revenues for a 1994 service improvement plan obligation. These deferred revenues are included in Accounts Payable and Accrued Liabilities and Deferred Credits and Other Liabilities - Other in our condensed consolidated balance sheet. We are permitted to recognize these deferred revenues as commitments are met or obligations are satisfied under the plans. If we are unable to meet certain commitments, the NYSPSC has the authority to require us to rebate the deferred revenues to customers. A summary of the deferred revenues related to the plans is shown below:

(Dollars in Millions)
------------------------------------------------------------------------
Balance at December 31, 1998                              $  48.8
Amounts recognized as revenues                               (2.0)
                                                    -----------------
Balance at June 30, 1999                                  $  46.8
                                                    =================

      The Incentive Plan also established annual service quality targets with stringent rebate provisions if we are unable to meet some or all of the targets. Each year, our performance results are reviewed and a determination is made regarding the requirement for rebates to our customers. If targets are met, any liabilities are reversed and recognized in revenues. Each year is defined as a plan year, with Plan Year 1 being the year ended August 31, 1996 and continuing through Plan Year 4, which is the year ended August 31, 1999. The amounts below represent the cumulative totals for Plan Years 1 to 4. This liability has been included in Accounts Payable and Accrued Liabilities and Deferred Credits and Other Liabilities - Other in our consolidated balance sheet. A summary of the liabilities related to this portion of the Incentive Plan is shown below:

(Dollars in Millions)
------------------------------------------------------------------------
Balance at December 31, 1998                              $  11.9
Additional amounts accrued                                    8.0
Amounts utilized for rebates                                 (4.9)
                                                    -----------------
Balance at June 30, 1999                                  $  15.0
                                                    =================

      Several state and federal regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

                          New York Telephone Company

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

      It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free.

      Bell Atlantic and GTE are working diligently to complete the merger at the earliest practicable date. However, the companies must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

                          New York Telephone Company

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $505.8 million for the six months ended June 30, 1999, compared to net income of $438.5 million for the same period in 1998.

      Our results for 1999 and 1998 were affected by special items. The special items in both periods include our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources). In 1999, the special items also include our allocated share of charges from Bell Atlantic Network Services, Inc.
(NSI).

      The following table shows how special items are reflected in our condensed consolidated statements of income for each period:
                                                           (Dollars in Millions)
Six Months Ended June 30                            1999            1998
--------------------------------------------------------------------------------
Employee Costs
    Retirement incentive costs                     $ ---           $20.8
    Merger transition costs                          2.6             2.2

Other Operating Expenses
    Merger transition costs                          2.1             6.1
    Allocated retirement incentive costs             ---             6.2
    Allocated merger transition costs               13.3            11.1
                                               ---------------------------------
                                                   $18.0           $46.4
                                               =================================

Retirement Incentives

      In the first six months of 1998, we recorded costs of $27.0 million as a result of 346 associate employees electing to leave the company under a voluntary retirement program. The costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The retirement incentive program covering management employees ended in March 1997 and the program covering associate employees was completed in September 1998. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998.

Merger-related Costs

      In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $18.0 million in the first six months of 1999 and $19.4 million in the first six months of 1998.

      Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.

                          New York Telephone Company

OPERATING REVENUE STATISTICS
----------------------------


                                                        1999           1998       % Change
------------------------------------------------------------------------------------------
At June 30
Access Lines in Service (in thousands)*
   Residence                                           7,638          7,422            2.9%
   Business                                            4,243          4,097            3.6
   Public                                                166            166            ---
                                                 -----------------------------
                                                      12,047         11,685            3.1
                                                 =============================
Six Months Ended June 30
------------------------
Access Minutes of Use (in millions)                   23,670         22,884            3.4
                                                 =============================

*1998 reflects a restatement of access lines in service.

OPERATING REVENUES
------------------
(Dollars in Millions)

Six Months Ended June 30                             1999            1998
---------------------------------------------------------------------------
Local services                                   $2,595.6        $2,512.9
Network access services                           1,148.7         1,191.8
Long distance services                              119.3           119.1
Ancillary services                                  342.3           339.9
                                            -------------------------------
Total                                            $4,205.9        $4,163.7
                                            ===============================


LOCAL SERVICES REVENUES

      1999 - 1998                             Increase
--------------------------------------------------------------------------------
      Six Months                        $82.7           3.3%
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

      Growth in local services revenues in 1999 was primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 3.1% from June 30, 1998. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Strong growth in residence and business message volumes also contributed to the growth in local services revenues.

      Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages. Growth in local services revenues was partially offset by the resale of access lines and the provision of unbundled network elements to competitive local exchange carriers.

                          New York Telephone Company

NETWORK ACCESS SERVICES REVENUES

      1999 - 1998                           (Decrease)
--------------------------------------------------------------------------------
      Six Months                       $(43.1)       (3.6)%
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

      Network access services revenues declined in 1999 due to net price reductions mandated by federal and state price cap plans. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year under the rules of the Price Cap Plan.

      In July 1999, we implemented interstate price decreases of approximately $123 million on an annual basis in connection with the FCC's Price Cap Plan. The rate changes include amounts necessary to recover our contributions to the FCC's universal service fund, which are included in Other Operating Expenses. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income customers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the universal service fund. Contributions to the schools and libraries fund have been assessed based on total interstate and intrastate retail revenues. As described in Other Matters - FCC Regulation and Interstate Rates - Universal Service, the U.S. Court of Appeals recently reversed the decision to include intrastate revenues in the calculation of contributions to the schools and libraries fund. It also reversed the decision to require local telephone companies to recover their universal service contributions through access charges rather than charges to their end-user customers. Our rates are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. The July 1999 rate changes include an annual increase of approximately $24 million in the required contributions to this fund. These rates will be in effect through June 2000. Interstate price decreases were approximately $78 million on an annual basis for the period July 1998 through June 1999. These rates were reduced by approximately $28 million on an annual basis for the period January 1999 through June 1999 to reflect, among other things, lower required contributions to the fund.

      Beginning in the third quarter of 1998, intrastate access charges in New York were reduced by approximately $94 million annually due to a New York State Public Service Commission (NYSPSC) order. The reduction is, in part, an acceleration of access revenue reductions expected under the New York Performance Regulation Plan and, in addition, will be partially offset by increased revenues attributable to the federal universal service fund.

      These revenue decreases were partially offset by higher customer demand, as reflected by growth in access minutes of use of 3.4% from the same period in 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In 1999, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1999.


LONG DISTANCE SERVICES REVENUES

      1999 - 1998                             Increase
--------------------------------------------------------------------------------
      Six Months                          $.2         .2%
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

                          New York Telephone Company

      The growth in long distance services revenues was substantially offset by lower rates included in toll calling discount packages and product bundling offers. These toll calling discount packages and product bundling offers were implemented in response to presubscription for intraLATA toll services. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call.


ANCILLARY SERVICES REVENUES

      1999 - 1998                            Increase
--------------------------------------------------------------------------------
      Six Months                         $2.4        .7%
--------------------------------------------------------------------------------

      Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation by competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of software to nonaffiliates. Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category. Ancillary services revenues also include payments from an affiliate, Bell Atlantic Yellow Pages Company (Yellow Pages), for earnings related to its directory activities in New York based on a regulated rate of return. We also earn revenues from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories and from customers for nonpublication of telephone numbers and multiple white page listings.

      Ancillary services revenues were higher in 1999 due to increased demand for billing and collection services, increased CPE services provided to government agencies, and higher payments received from competitive local exchange carriers for interconnection of their network with our network and for the purchase of unbundled network elements.

      This growth was substantially offset by lower payments received from Yellow Pages, a reduction in facilities rental revenues from affiliates and a decrease in software sales.


OPERATING EXPENSES
------------------
(Dollars in Millions)


Six Months Ended June 30                                 1999            1998
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes         $1,095.9        $1,110.9
Depreciation and amortization                           748.7           697.9
Other operating expenses                              1,456.7         1,510.2
                                                --------------------------------
Total                                                $3,301.3        $3,319.0
                                                ================================


EMPLOYEE COSTS

      1999 - 1998                            (Decrease)
--------------------------------------------------------------------------------
      Six Months                       $(15.0)         (1.4)%
--------------------------------------------------------------------------------


      Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of Telesector Resources, NSI and NYNEX, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

      Employee costs decreased in the first six months of 1999 primarily due to the effects of lower work force levels and the completion of the retirement incentive program covering associate employees. For additional information on our retirement incentive program refer to Results of Operations - Retirement Incentives.

      These cost decreases were substantially offset by annual salary and wage increases for management and associate employees and higher associate overtime pay.

                          New York Telephone Company

DEPRECIATION AND AMORTIZATION

      1999 - 1998                             Increase
--------------------------------------------------------------------------------
      Six Months                        $50.8         7.3%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first six months of 1999 over the same period in 1998 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in the first six months of 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases as incurred. For additional information on SOP No. 98-1, see Note 4 to the condensed consolidated financial statements. These expense increases were partially offset by the effect of lower rates of depreciation.


OTHER OPERATING EXPENSES

      1999 - 1998                            (Decrease)
--------------------------------------------------------------------------------
      Six Months                       $(53.5)        (3.5)%
--------------------------------------------------------------------------------

      Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

      The decrease in other operating expenses in the first six months of 1999 was largely attributable to the effect of adopting SOP No. 98-1, lower costs for contract services and the reduction of an accrual associated with the settlement of a state regulatory matter. Lower taxes other than income and lower centralized services expenses also contributed to the decrease in other operating expenses.

      The decreases in other operating expenses were partially offset by higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). We have been required by our state regulators to pay "reciprocal compensation" to competitive local exchange and other carriers to terminate calls on their networks, including an increasing volume of one-way traffic from our customers to internet service providers that are their customers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The FCC tentatively concluded that future compensation arrangements for calls to Internet service providers should be negotiated by carriers and arbitrated, if necessary, before the state commissions under the terms of the Telecommunications Act of 1996 (1996 Act). The FCC has initiated a proceeding to consider, alternatively, the adoption of federal rules to govern future inter-carrier compensation for this traffic. We have asked the U.S. Court of Appeals to review the FCC's decision that state commissions may require payment of reciprocal compensation for this traffic. The NYSPSC has decided to conduct an expedited proceeding to determine the appropriate compensation for Internet and other one-way traffic. The NYSPSC is expected to issue a favorable decision shortly.


OTHER INCOME, NET

      1999 - 1998                             Increase
--------------------------------------------------------------------------------
      Six Months                        $11.5        81.6%
--------------------------------------------------------------------------------


      The change in other income, net, was attributable to an increase in the income recognized from Telesector Resources under the equity method. Other income, net was also impacted by the effect of an accrual in the first quarter of 1998 associated with a regulatory matter. Additional interest income from a note receivable with an affiliate also contributed to the increase in other income, net.

                          New York Telephone Company

INTEREST EXPENSE

      1999 - 1998                            (Decrease)
--------------------------------------------------------------------------------
      Six Months                       $(29.2)        (15.4)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first six months of 1999 principally due to the recognition of additional interest costs in connection with the settlement of tax-related matters in 1998. The effect of refinancing long-term debt at more favorable interest rates also contributed to the decrease in interest expense, but to a lesser extent. These decreases were partially offset by higher interest costs generated by higher levels of average borrowings from an affiliate.


EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30
--------------------------------------------------------------------------------
      1999                               34.0%
--------------------------------------------------------------------------------
      1998                               33.4%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in the first six months of 1999 due to the effects of adjustments to deferred income tax balances resulting from a change in the New York State income tax rate and income tax credits recorded in 1998.


EXTRAORDINARY ITEM

      In the first six months of 1999, we recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $2.7 million (net of an income tax benefit of $1.5 million). You may find additional information about these extraordinary charges in Note 3 to the condensed financial statements.


FINANCIAL CONDITION
-------------------

      We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both June 30, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

      We obtain our short-term financing through advances from NYNEX and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of June 30, 1999, we had $50.0 million available under our line of credit with BANFC and no borrowings outstanding. We had $1,146.9 million outstanding with NYNEX at June 30, 1999. In addition, we had $400.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade.

      Our debt ratio was 73.4% at June 30, 1999, compared to 73.8% at June 30, 1998 and 79.4% at December 31, 1998.

      On June 22, 1999, we declared a dividend in the amount of $62.0 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on August 2, 1999.

                          New York Telephone Company

OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

      Price Caps

      In May 1999, the U.S. Court of Appeals reversed the FCC's establishment of a 6.5% productivity factor in calculating the annual price cap index applied to our interstate access rates. The court directed the FCC to reconsider and explain the methods used in selecting the productivity factor. The court granted the FCC a stay of its order, however, until April 1, 2000. As a result, our annual price cap filing effective July 1, 1999 includes the effects of the FCC's 6.5% productivity factor (see Operating Revenues - Network Access Services).

      Universal Service

      On July 30, 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's universal service order. While the court generally upheld the FCC's rules creating a fund to support service to schools and libraries, it reversed that portion of the rules that included intrastate revenues as part of the basis for assessing contributions to that fund. The court also reversed the portion of the FCC's order that required local telephone companies to recover their universal service contributions generally through increases to their interstate access revenues, rather than through charges directly to their end-user customers.

Telecommunications Act of 1996 - In-region Long Distance

      In April 1999, we made a filing with the NYSPSC demonstrating that we have satisfied the 14-point "checklist" required under the 1996 Act for entry into the in-region long distance market. The filing followed an extensive seven-month third party test of our operations support systems (OSS) conducted by KPMG Peat Marwick under the direction of the NYSPSC. In June and July 1999, the NYSPSC conducted technical conferences to complete its review of our OSS and our compliance with the other items of the checklist. Following oral argument before the Chairman of the NYSPSC, we expect to file an application with the FCC for permission to enter the in-region long distance market.

Recent Accounting Pronouncement - Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No 133 for one year.

      Under the amended pronouncement, we must adopt SFAS No. 133 no later than January 1, 2001. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

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

State of Readiness

      For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. Bell Atlantic's goal for these operations was to have its network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999 and it has substantially met this goal. What follows is a more detailed breakdown of Bell Atlantic's efforts to date.

 .    Network Elements

      Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. As of July 31, 1999, Bell Atlantic has completed the repair/replacement for approximately 99% of deployed network elements requiring remediation. Bell Atlantic's plan is to remediate/replace or where applicable retire, the remaining elements prior to August 31, 1999, with the following exceptions: two element types which are planned for remediation/replacement in September, and a single switch in New York which, under an agreement with the New York Public Service Commission, is scheduled to be retired later this year.

 .    Application and Support Systems

      Bell Atlantic has approximately 1,200 application and systems that support: (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application and support systems as either compliant or to be retired. As of July 31, 1999, Bell Atlantic has successfully completed repair/replacement of more than 99% of all mission critical application and support systems. The remaining systems are scheduled for remediation/replacement or retirement prior to August 31, 1999, with the exception of certain accounting subsystems scheduled for replacement in October 1999.

 .    Information Technology Infrastructure

      Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed approximately 73% as compliant or to be retired. As of July 31, 1999, Bell Atlantic has successfully completed remediation/replacement of all mission critical elements.

      Bell Atlantic's project to remediate/replace or retire mission critical systems supporting buildings and other facilities used by its operating telephone subsidiaries, such as HVAC, access control and alarm systems, is now complete and its efforts to remediate/replace or retire any other Bell Atlantic mission critical system used by those subsidiaries are virtually complete, with only a small number of such systems still requiring attention. Work on these few miscellaneous systems is expected to be completed by the end of September. Remediation/replacement or retirement of non-mission critical systems, where applicable, and supplemental testing and verification/correction activities, for both mission critical and non-mission critical systems, are likely to continue throughout the balance of 1999.

                          New York Telephone Company

      Third Party Issues

      .     Vendors

            In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. The compliance "status" of a given product is typically determined using multiple sources of information, including Bell Atlantic's own internal testing and analysis. However, in some instances certification is based on detailed test results or similar information provided by the product vendor and analysis by Bell Atlantic or contractors specializing in this type of review. Bell Atlantic is also continuing Year 2000-related discussions with utilities and similar services providers. Although Bell Atlantic has received assurances and other information suggesting that substantially all of its primary services providers have completed or are well along in their respective Year 2000 projects, Bell Atlantic does not usually have sufficient access to or control over the providers' systems and equipment to undertake verification efforts as to such systems and equipment, and as a general matter, it would be impractical to do so. Bell Atlantic has also participated in interoperability testing of various mission critical network elements, purchased from a number of vendors, through the Telco Year 2000 Forum, an industry group comprised of leading local telecommunications services companies. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

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

     .      Interconnecting Carriers

            Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carrier networks should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service. Bell Atlantic has participated in various internetworking testing efforts, as a member of the Association for Telecommunications Industry Solutions (ATIS), the Cellular Telecommunications Industry Association (CTIA) and the International Telecommunications Union (ITU). Bell Atlantic intends to monitor the activities of the primary interconnecting carriers through the completion of their respective remediation projects.


      Costs

            From the inception of Bell Atlantic's Year 2000 project through June 30, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $180 million, and it has made capital expenditures of approximately $116 million. For 1999, Bell Atlantic expects to incur total pre-tax expenses for its Year 2000 project of approximately $75 million to $150 million (approximately $58 million of which was incurred through June 30, 1999) and total capital expenditures of $75 million to $125 million (approximately $36 million of which was incurred through June 30, 1999). Bell Atlantic anticipates that the balance of the costs incurred for 1999 will be primarily attributable to additional testing and verification/correction, rollover transition management, contingency planning and repair/replacement of non-mission critical systems. These cost estimates should not be used as the sole gauge of progress on its Year 2000 project or as an indication of Year 2000 readiness.

      Risks
            The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of material interruption or failure of its service resulting from an actual or perceived Year 2000 problem within or beyond its control, it could be subject to third party claims.

                          New York Telephone Company

Contingency Plans

      As a public telecommunications carrier, Bell Atlantic has had considerable experience successfully dealing with natural disasters and other events requiring contingency planning and execution. Bell Atlantic's Year 2000 contingency plans are built upon its existing Emergency Preparedness and Disaster Recovery plans.

      Bell Atlantic will continue to fine-tune and test its corporate Year 2000 contingency plans to help ensure that core business functions and key support processes will continue to function without material disruption, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Bell Atlantic's individual business unit contingency plans for Year 2000 are being integrated and coordinated under an enterprise wide command and control structure.

                          New York Telephone Company

                          PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K


              (a)   Exhibits:

                    Exhibit Number

                    27   Financial Data Schedule.


              (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                          New York Telephone Company

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEW YORK TELEPHONE COMPANY




Date: August 11, 1999             By  /s/ Edwin F. Hall
                                     -------------------------------------------
                                          Edwin F. Hall
                                          Chief Financial Officer and Controller









     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 6, 1999.