Form 10-Q
period 1999-09-30
NEW YORK TELEPHONE CO
filed 1999-11-10
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-Q

                             _____________________


(Mark one)
    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999

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

                            _________________________

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


                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
                                                                ----------------------------------------------------------------
                                                                      1999             1998              1999             1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $48.0,
   $6.6, $220.8 and $168.7 from affiliates)                         $2,097.9          $2,025.9          $6,303.8        $6,189.6
                                                                ----------------------------------------------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes                           581.4           1,244.6           1,677.3         2,355.5
Depreciation and amortization                                          386.5             357.6           1,135.2         1,055.5
Other (including $335.9, $375.3,
   $968.8 and $1,004.7 to affiliates)                                  828.0             829.6           2,284.7         2,339.8
                                                                ----------------------------------------------------------------
                                                                     1,795.9           2,431.8           5,097.2         5,750.8
                                                                ----------------------------------------------------------------

OPERATING INCOME (LOSS)                                                302.0            (405.9)          1,206.6           438.8

OTHER INCOME, NET (including $10.8,
   $7.5, $31.0 and $18.8 from affiliates)                               52.4               9.2              78.0            23.3

INTEREST EXPENSE (including $13.5,
   $12.0, $47.8 and $33.3 to affiliates)                                73.2              78.4             233.5           267.9
                                                                ----------------------------------------------------------------

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                                              281.2            (475.1)          1,051.1           194.2

PROVISION FOR INCOME TAXES                                              94.1            (168.9)            355.5            54.4
                                                                ----------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                187.1            (306.2)            695.6           139.8

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                 ---              ---               (2.7)           (7.5)
                                                                ----------------------------------------------------------------

NET INCOME (LOSS)                                                  $   187.1         $  (306.2)        $   692.9       $   132.3
                                                                ================================================================


            See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (Dollars in Millions)


                                     ASSETS
                                     ------

                                                             September 30,             December 31,
                                                                1999                     1998
---------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                               $        ---              $       50.4
Short-term investments                                                      ---                     349.9
Note receivable from affiliate                                              15.2                     ---
Accounts receivable:
    Trade and other, net of allowances for
         uncollectibles of $144.0 and $169.2                             1,615.2                  1,534.4
    Affiliates                                                             137.9                    146.8
Material and supplies                                                      108.0                    148.6
Prepaid expenses                                                            97.7                    103.1
Deferred income taxes                                                         .4                       .4
Other                                                                       81.3                     80.5
                                                           ----------------------------------------------
                                                                         2,055.7                  2,414.1
                                                           ----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                           23,898.6                 22,632.9
Less accumulated depreciation                                           13,604.8                 12,748.6
                                                           ----------------------------------------------
                                                                        10,293.8                  9,884.3
                                                           ----------------------------------------------

OTHER ASSETS                                                               903.8                    973.6
                                                           ----------------------------------------------

TOTAL ASSETS                                                           $13,253.3                $13,272.0
                                                           ==============================================


            See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (Dollars in Millions)


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                                    September 30,            December 31,
                                                                        1999                    1998
-------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliates                                              $  1,249.2              $  1,586.6
   Other                                                                         72.8                     2.7
Accounts payable and accrued liabilities:
   Affiliates                                                                 1,104.6                 1,195.8
   Other                                                                      1,187.0                 1,125.3
Other liabilities                                                               325.2                   283.0
                                                                ---------------------------------------------
                                                                              3,938.8                 4,193.4
                                                                ---------------------------------------------

LONG-TERM DEBT                                                                3,617.0                 3,755.0
                                                                ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                  3,548.1                 3,689.6
                                                                ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                             4.4                    13.8
Unamortized investment tax credits                                               76.6                    83.3
Other                                                                           167.6                   149.9
                                                                ---------------------------------------------
                                                                                248.6                   247.0
                                                                ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                         1.0                     1.0
Additional paid-in capital                                                    1,359.1                 1,545.1
Reinvested earnings/(accumulated deficit)                                       542.7                  (157.1)
Accumulated other comprehensive loss                                             (2.0)                   (2.0)
                                                                ---------------------------------------------
                                                                              1,900.8                 1,387.0
                                                                ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                               $13,253.3               $13,272.0
                                                                =============================================


           See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in Millions)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                         ----------------------------------------
                                                                                               1999                 1998
---------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      $1,712.8             $1,818.1
                                                                                        -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                              349.9                284.9
Additions to plant, property and equipment                                                     (1,543.7)            (1,249.0)
Net change in note receivable from affiliate                                                      (15.2)                 ---
Other, net                                                                                         76.0                (42.5)
                                                                                        -----------------------------------------
Net cash used in investing activities                                                          (1,133.0)            (1,006.6)
                                                                                        -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                            ---                597.0
Early extinguishment of debt                                                                      (32.1)              (550.0)
Principal repayments of borrowings and capital lease obligations                                  (37.6)              (102.0)
Net change in note payable to affiliates                                                         (337.4)              (282.3)
Distributions of additional paid-in capital                                                      (225.4)              (446.5)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                            2.3                  8.4
                                                                                        -----------------------------------------
Net cash used in financing activities                                                            (630.2)              (775.4)
                                                                                        -----------------------------------------

NET CHANGE IN CASH                                                                                (50.4)                36.1

CASH, BEGINNING OF PERIOD                                                                          50.4                 44.3
                                                                                        -----------------------------------------

CASH, END OF PERIOD                                                                           $     ---           $     80.4
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

2.   Dividend

     On September 28, 1999, we declared a dividend in the amount of $62.0 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on November 1, 1999.

3.   Debt

     In the second quarter of 1999, we repurchased $32.1 million of 9.375% debentures, due July 15, 2031. We recorded an extraordinary loss related to this transaction of $2.7 million (net of an income tax benefit of $1.5 million).

4.   New Accounting Standards

Costs of Computer Software

     Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. The effect of adopting SOP No. 98-1 for Bell Atlantic was an increase in net income of approximately $175 million for the nine months ended September 30, 1999.

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

                           New York Telephone Company

5.   Shareowner's Investment

                                                                                                Reinvested        Accumulated
                                                                              Additional         Earnings/           Other
                                                              Common           Paid-in         (Accumulated      Comprehensive
(Dollars in Millions)                                         Stock            Capital           Deficit)            Loss
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                    $1.0            $1,545.1           $ (157.1)             $(2.0)
Net income                                                                                            692.9
Distributions of additional paid-in capital to NYNEX                              (186.0)
Other                                                                                                   6.9
                                                          ------------------------------------------------------------------------
Balance at September 30, 1999                                   $1.0            $1,359.1           $  542.7              $ (2.0)
                                                          ========================================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 1999 and 1998.

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

(Dollars in Millions)
-------------------------------------------------------------------------------
Balance at December 31, 1998                                            $  48.8
Amounts recognized as revenues                                             (2.0)
                                                              -----------------
Balance at September 30, 1999                                           $  46.8
                                                              =================


     The Incentive Plan also established annual service quality targets with stringent rebate provisions if we are unable to meet some or all of the targets. Each year, our performance results are reviewed and a determination is made regarding the requirement for rebates to our customers. If targets are met, any liabilities are reversed and recognized in revenues. Each year is defined as a plan year, with Plan Year 1 being the year ended August 31, 1996 and continuing through Plan Year 5, which is the year ended August 31, 2000. The amounts below represent the cumulative totals for Plan Years 1 to 5. This liability has been included in Accounts Payable and Accrued Liabilities and Deferred Credits and Other Liabilities - Other in our consolidated balance sheet. A summary of the liabilities related to this portion of the Incentive Plan is shown below:

(Dollars in Millions)
-------------------------------------------------------------------------------
Balance at December 31, 1998                                            $  11.9
Additional amounts accrued                                                 13.3
Amounts utilized for rebates                                               (8.0)
                                                              -----------------
Balance at September 30, 1999                                           $  17.2
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

     Bell Atlantic and GTE are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, the companies must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

                           New York Telephone Company

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

     We reported net income of $692.9 million for the nine months ended September 30, 1999, compared to net income of $132.3 million for the same period in 1998.

     Our results for 1999 and 1998 were affected by special items. The special items in both periods include our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources). In 1999, the special items also include our allocated share of charges from Bell Atlantic Network Services, Inc.
(NSI).

     The following table shows how special items are reflected in our condensed consolidated statements of income for each period:

                                                                                (Dollars in Millions)

Nine Months Ended September 30                                              1999                 1998
-----------------------------------------------------------------------------------------------------
Employee Costs
    Retirement incentive costs                                            $  ---              $ 671.2
    Merger transition costs                                                  3.0                  1.1

Other Operating Expenses
    Merger transition costs                                                  2.4                  7.1
    Allocated retirement incentive costs                                     ---                 33.1
    Allocated merger transition costs                                       23.8                 28.1
                                                             ----------------------------------------
                                                                          $ 29.2              $ 740.6
                                                             ========================================

Retirement Incentives

     In the first nine months of 1998, we recorded retirement incentive costs of $704.3 million (pre-tax) as a result of 5,155 associate employees electing to leave the company under a voluntary retirement program. The costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The voluntary retirement program covering associate employees was completed in September 1998. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998.

Merger-related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $29.2 million in the first nine months of 1999 and $36.3 million in the first nine months of 1998.

     Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.

                           New York Telephone Company

OPERATING REVENUE STATISTICS
----------------------------

                                                                  1999               1998             % Change
-------------------------------------------------------------------------------------------------------------------
At September 30
---------------
Access Lines in Service (in thousands)*
   Residence                                                            7,671              7,475                2.6%
   Business                                                             4,288              4,146                3.4
   Public                                                                 165                166                (.6)
                                                           -------------------------------------
                                                                       12,124             11,787                2.9
                                                           =====================================
Nine Months Ended September 30
------------------------------
Access Minutes of Use (in millions)                                    35,537             34,597                2.7
                                                           =====================================

*1998 reflects a restatement of access lines in service.



OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30                                1999                     1998
---------------------------------------------------------------------------------------------------
Local services                                                    $3,916.3                 $3,794.3
Network access services                                            1,717.5                  1,754.1
Long distance services                                               181.4                    180.7
Ancillary services                                                   488.6                    460.5
                                                     ----------------------------------------------
Total                                                             $6,303.8                 $6,189.6
                                                     ==============================================


LOCAL SERVICES REVENUES

     1999 - 1998                    Increase
--------------------------------------------------------------------------------
     Nine Months             $122.0          3.2%
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

     Local services revenues increased in 1999 primarily due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 2.9% from September 30, 1998. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Strong growth in residence and business message volumes also contributed to the increase in local services revenues.

     Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages. The introduction of national directory assistance services in 1999 also contributed to revenue growth.

     These increases in local services revenues were partially offset by a reduction in revenues resulting from the resale of access lines and the provision of unbundled network elements to competitive local exchange carriers. A decline in revenues from our pay phone services due to the increasing popularity of wireless communications further offset revenue growth.

                           New York Telephone Company

NETWORK ACCESS SERVICES REVENUES

     1999 - 1998                    (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $(36.6)        (2.1)%
--------------------------------------------------------------------------------

     Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

     Network access services revenues declined in 1999 due to net price reductions mandated by federal and state price cap plans. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $123 million on an annual basis in connection with the FCC's Price Cap Plan. These rates will be in effect through June 2000. Interstate price decreases were approximately $78 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contributions to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Our contribution to the universal service fund is included in Other Operating Expenses. See "Other Matters - FCC Regulation and Interstate Rates - Universal Service" for additional information on universal service.

     The New York State Public Service Commission (NYSPSC) regulates us with respect to certain intrastate rates and services and certain other matters. Beginning in the third quarter of 1998, intrastate access charges in New York were reduced by approximately $94 million annually due to a NYSPSC order.

     These revenue decreases were partially offset by higher customer demand, as reflected by growth in access minutes of use of 2.7% from the same period in 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In 1999, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year.

     In addition, revenues in 1999 include amounts received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in February 1999. LNP charges contributed approximately $19 million to network access services revenues for the nine-month period ended September 30, 1999.


LONG DISTANCE SERVICES REVENUES

     1999 - 1998                    Increase
--------------------------------------------------------------------------------
     Nine Months                $.7          .4%
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

     The increase in long distance services revenues in 1999 was generated by higher calling volumes resulting, in part, from customer win-back initiatives. Strong growth in private line services also contributed to the increase in long distance services revenues.

     Lower rates included in toll calling discount packages and product bundling offers substantially offset the growth in long distance services revenues. These toll calling discount packages and product bundling offers were implemented in response to

                           New York Telephone Company

presubscription for intraLATA toll services. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call.


ANCILLARY SERVICES REVENUES

     1999 - 1998                    Increase
--------------------------------------------------------------------------------
     Nine Months              $28.1          6.1%
--------------------------------------------------------------------------------

     Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of software to nonaffiliates. Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category. Ancillary services revenues also include payments from an affiliate, Bell Atlantic Yellow Pages Company (Yellow Pages), for earnings related to its directory activities in New York based on a regulated rate of return. We also earn revenues from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories and from customers for nonpublication of telephone numbers and multiple white page listings.

     Ancillary services revenues were higher in 1999 due to higher payments received from Yellow Pages for earnings related to its directory activities. In addition, increased demand for billing and collection services, increased CPE services provided to government agencies, and higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements contributed to the increase in ancillary services revenues.

     This growth in ancillary services revenues was partially offset by a decrease in software sales and the effect of prior year reversals of service rebate obligations.


OPERATING EXPENSES
------------------
(Dollars in Millions)

Nine Months Ended September 30                                      1999                  1998
-----------------------------------------------------------------------------------------------------
Employee costs, including benefits and taxes                           $1,677.3              $2,355.5
Depreciation and amortization                                           1,135.2               1,055.5
Other operating expenses                                                2,284.7               2,339.8
                                                           ------------------------------------------
Total                                                                  $5,097.2              $5,750.8
                                                           ==========================================


EMPLOYEE COSTS

     1999 - 1998                    (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(678.2)        (28.8)%
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

     Employee costs decreased in the first nine months of 1999 primarily as a result of the completion of the retirement incentive program covering associate employees in 1998, as discussed in the Results of Operations section. The effect of lower work force levels also contributed to the decrease in employee costs, but to a lesser extent.

     These cost decreases were partially offset by annual salary and wage increases for management and associate employees and increased associate overtime pay due to severe rainstorms in the third quarter of 1999.

                           New York Telephone Company

DEPRECIATION AND AMORTIZATION

     1999 - 1998                    Increase
--------------------------------------------------------------------------------
     Nine Months              $79.7          7.6%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first nine months of 1999 over the same period in 1998 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in the first nine months of 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is capitalized and amortized. Previously, we expensed most of these software purchases as incurred. For additional information on SOP No. 98-1, see Note 4 to the condensed consolidated financial statements. These expense increases were partially offset by the effect of lower rates of depreciation.


OTHER OPERATING EXPENSES

     1999 - 1998                    (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $(55.1)        (2.4)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses in the first nine months of 1999 was largely attributable to lower centralized services expenses, primarily due to the effect of the completion of the retirement incentive program for associated employees of Telesector Resources in 1998. Other items contributing to the decrease in other operating expenses were the effect of adopting SOP No. 98-1, lower costs for contract services and the reduction of an accrual associated with the settlement of a state regulatory matter.

     The decreases in other operating expenses were partially offset by higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). For additional information on reciprocal compensation refer to "Other Matters -
Telecommunications Act of 1996 - Reciprocal Compensation."


OTHER INCOME, NET

     1999 - 1998                    Increase
--------------------------------------------------------------------------------
     Nine Months              $54.7          234.8%
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to a gain recognized on the disposition of property in August 1999. Higher income recognized from Telesector Resources under the equity method also contributed to the increase in other income, net, but to a lesser extent.


INTEREST EXPENSE

     1999 - 1998                    (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $(34.4)        (12.8)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense decreased in the first nine months of 1999 principally due to the effect of recording additional interest costs in 1998 in connection with the settlement of tax-related matters and certain regulatory issues. The effect of refinancing long-term

                           New York Telephone Company

debt at more favorable interest rates also contributed to the decrease in interest expense, but to a lesser extent. These decreases were partially offset by higher interest costs generated by higher levels of average borrowings from an affiliate.


EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30
--------------------------------------------------------------------------------
     1999                            33.8%
--------------------------------------------------------------------------------
     1998                            28.0%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in the first nine months of 1999 due to the effects of adjustments to deferred income tax balances resulting from a change in the New York State income tax rate and income tax credits recorded in 1998.


EXTRAORDINARY ITEM

     In the first nine months of 1999, we recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $2.7 million (net of an income tax benefit of $1.5 million). You may find additional information about this extraordinary charge in Note 3 to the condensed financial statements.


FINANCIAL CONDITION
-------------------

     We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both September 30, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

     We obtain our short-term financing through advances from Bell Atlantic Administrative Services, Inc. (BAAS) and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of September 30, 1999, we had $50.0 million available under our line of credit with BANFC and no borrowings outstanding. We had $1,249.2 million outstanding with BAAS at September 30, 1999. In addition, we had $400.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade.

     Our debt ratio was 72.2% at September 30, 1999, compared to 78.9% at September 30, 1998 and 79.4% at December 31, 1998.

     On September 28, 1999, we declared a dividend in the amount of $62.0 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on November 1, 1999.

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

     The FCC has adopted rules for special access services that provide for added pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. The order also allows certain services, including those included in the interexchange basket of services, to be removed from price regulation immediately. In response, we have filed to remove services in the interexchange basket from regulation, effective October 22, 1999. This will remove services with approximately $12 million in annual revenues from price regulation and from the operation of the productivity offset which otherwise would require annual price reductions.

     Universal Service

     On July 30, 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's universal service order. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund will be reduced by approximately $37 million annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly.

Telecommunications Act of 1996

     In-region Long Distance

     On September 29, 1999, we filed our application with the FCC for permission to enter the in-region long distance market. This filing followed nearly two years of proceedings before the NYSPSC demonstrating that we have satisfied the 14-point "checklist" required under the Telecommunications Act of 1996 (1996
Act) for entry into the in-region long distance market. The filing also followed an extensive seven-month third-party test of our operations support systems
(OSS) conducted by KPMG Peat Marwick under the direction of the NYSPSC. On October 19, 1999, the Chairman of the NYSPSC filed a statement fully supporting our application. On November 1, 1999, the Department of Justice filed its evaluation on our application. The Department of Justice stated that we had completed most of the actions necessary to achieve long distance relief, but that it had two areas of concern which "can be solved in a short time." We expect the FCC to render a decision on our application before year-end.

     Unbundling of Network Elements

     The FCC recently announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as us, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more lines in certain offices in the top 50 Metropolitan Statistical Areas (MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

     With respect to new elements, the FCC concluded that new equipment to provide advanced services such as ADSL does not have to be unbundled. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport, known as enhanced extended loops or "EELs," must be made available under certain circumstances, but left to a further rulemaking certain issues relating to the use of EELs to substitute for special access services.

                           New York Telephone Company

     Reciprocal Compensation

     We have been required by our state regulators to pay "reciprocal compensation" to competitive local exchange and other carriers to terminate calls on their networks, including an increasing volume of one-way traffic from our customers to Internet service providers that are their customers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The FCC tentatively concluded that future compensation arrangements for calls to Internet service providers should be negotiated by carriers and arbitrated, if necessary, before the state commissions under the terms of the 1996 Act. The FCC has initiated a proceeding to consider, alternatively, the adoption of federal rules to govern future inter-carrier compensation arrangements for this traffic. We have asked the U.S. Court of Appeals to review the FCC's decision that state commissions may require payment of reciprocal compensation for this traffic. The NYSPSC issued a decision deciding that high volume, convergent traffic (which includes Internet-bound traffic) has different cost characteristics and should be compensated at the lower, end-office rate. The NYSPSC determined that traffic in excess of a 3:1 ratio is presumed to be high volume, convergent traffic, although this presumption can be rebutted.

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

Year "2000" Update

     Bell Atlantic is now in the final stages of its program to evaluate and address the impact of the Year 2000 date transition on its subsidiaries' operations, including our operations. This program has included steps to:

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

State of Readiness

     For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program has focused on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. Bell Atlantic's goal for these operations was to have its network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999 and it substantially met this goal. What follows is a more detailed breakdown of Bell Atlantic's efforts to date.

 .    Network Elements

     Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. As of November 1, 1999, Bell Atlantic has completed the required repair/replacement for virtually all network elements requiring remediation.

                           New York Telephone Company

 .    Application and Support Systems

     Bell Atlantic has approximately 1,200 application and systems that support:
     (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application and support systems as either compliant or to be retired. As of November 1, 1999, Bell Atlantic has successfully completed the required repair/replacement of virtually all mission critical application and support systems.

 .    Information Technology Infrastructure

     Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed approximately 73% as compliant or to be retired. As previously reported, Bell Atlantic has successfully completed remediation/replacement of all mission critical elements earlier this year.

     Bell Atlantic's project to remediate/replace or retire mission critical systems supporting buildings and other facilities used by its operating telephone subsidiaries, such as HVAC, access control and alarm systems, is now complete and its efforts to remediate/replace or retire any other Bell Atlantic mission critical system used by those subsidiaries is virtually complete. Remediation/replacement or retirement of non-mission critical systems, where applicable, and supplemental testing and verification/correction activities, for both mission critical and non-mission critical systems, are likely to continue throughout the balance of 1999.

Third Party Issues

 .    Vendors

     In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. The compliance status of a given product is typically determined using multiple sources of information, including Bell Atlantic's own internal testing and analysis. However, in some instances certification is based on detailed test results or similar information provided by the product vendor and analysis by Bell Atlantic or contractors specializing in this type of review. Bell Atlantic is also continuing Year 2000-related discussions with utilities and similar services providers. Although Bell Atlantic has received assurances and other information suggesting that substantially all of its primary services providers have completed or are well along in their respective Year 2000 projects, Bell Atlantic does not usually have sufficient access to or control over the providers' systems and equipment to undertake verification efforts as to such systems and equipment, and as a general matter, it would be impractical to do so. Bell Atlantic has also participated in interoperability testing of various mission critical network elements, purchased from a number of vendors, through the Telco Year 2000 Forum, an industry group comprised of leading local telecommunications services companies. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the remainder of 1999.

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

 .    Interconnecting Carriers

     Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carrier networks should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service. Bell Atlantic has participated in various internetworking testing efforts, as a member of the Association for Telecommunications Industry Solutions
     (ATIS), the Cellular Telecommunications Industry Association (CTIA) and the International Telecommunications Union (ITU). Bell Atlantic intends to monitor the activities of the primary interconnecting carriers through the remainder of 1999.

                           New York Telephone Company

Costs

     From the inception of Bell Atlantic's Year 2000 project through September 30, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $211 million, and it has made capital expenditures of approximately $153 million. For 1999, Bell Atlantic expects total pre-tax expenses for its Year 2000 project not to exceed $125 million (approximately $89 million has been incurred through September 30, 1999) and total capital expenditures not to exceed $100 million (approximately $73 million has been made through September 30, 1999). Bell Atlantic anticipates that the balance of the costs incurred for 1999 will be primarily attributable to additional testing and verification/correction, rollover transition management, contingency planning and repair/replacement of non-mission critical systems. These cost estimates should not be used as the sole gauge of progress on its Year 2000 project or as an indication of its Year 2000 readiness.

Risks

     The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a development remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of material interruption or failure of its service resulting from an actual or perceived Year 2000 problem within or beyond its control, it could be subject to third party claims.

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

                           New York Telephone Company

                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


            (a)   Exhibits:

                  Exhibit Number

                  27   Financial Data Schedule.


            (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

                           New York Telephone Company

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      NEW YORK TELEPHONE COMPANY




Date: November 10, 1999          By  /s/Edwin F. Hall
                                    ----------------------------------------
                                        Edwin F. Hall
                                        Chief Financial Officer
                                        and Controller



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 5, 1999.