Form 10-K405
period 1999-12-31
NEW YORK TELEPHONE CO
filed 2000-03-30
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                           -------------------------

                                   FORM 10-K

                           -------------------------


(Mark one)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

                           -------------------------


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

                          New York Telephone Company

                                  SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                                                  Name of each exchange
                Title of each class                                                on which registered
-----------------------------------------------------                             ---------------------
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

Forty year 7% Debentures, due December 1, 2033                                               "

Ten year 5 7/8% Notes, due September 1, 2003                                                 "

Ten year 5 5/8% Notes, due November 1, 2003                                                  "

Ten year 6 1/4% Notes, due February 15, 2004                                                 "

                          New York Telephone Company

                               TABLE OF CONTENTS


Item No.                                                                                                Page
--------                                                                                                ----
                                                     PART I

 1.  Business
     (Abbreviated pursuant to General Instruction I(2).)..............................................    1
 2.  Properties ......................................................................................    7
 3.  Legal Proceedings ...............................................................................    7
 4.  Submission of Matters to a Vote of Security Holders
     (Omitted pursuant to General Instruction I(2).)..................................................    7

                                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters ...........................    8
 6.  Selected Financial Data
     (Omitted pursuant to General Instruction I(2).)..................................................    8
 7.  Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction I(2).) .............................................    9
 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................   17
 8.  Financial Statements and Supplementary Data .....................................................   17
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............   17


                                                     PART III

     (Omitted pursuant to General Instruction I(2).):
10.  Directors and Executive Officers of the Registrant ..............................................    17
11.  Executive Compensation ..........................................................................    17
12.  Security Ownership of Certain Beneficial Owners and Management ..................................    17
13.  Certain Relationships and Related Transactions ..................................................    17


                                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................    18




     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 28, 2000.

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

      It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial purposes, the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the Federal Communications Commission (FCC)) and receipt of opinions that the merger will be tax-free.

      The companies are targeting completion of the merger in the second quarter of 2000.

                           New York Telephone Company

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

     The Enterprise Business unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems), video services (distance learning, telemedicine, and videoconferencing) and interactive multimedia applications services.

     The Network Services unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering.

Telecommunications Act of 1996

     The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance service under certain conditions.

     The 1996 Act permits us to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier), once we have demonstrated to the FCC that we have satisfied certain requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

In-Region Long Distance

     On December 22, 1999, the FCC released an order approving our application for permission to enter the in-region long distance market in New York. The FCC concluded that we have satisfied the 14-point "competitive checklist" required under the 1996 Act for entry into the in-region long distance market, and that our entry into the long distance business in New York would benefit the public interest. As of January 2000, in-region long distance service is being offered by a separate subsidiary as required by law. Following the FCC's decision, AT&T, and Covad sought a stay of the Commission's order. The stay request was denied, first by the FCC and later by the U.S. Court of Appeals. AT&T's and Covad's appeal of the order remains pending and is on an accelerated schedule, with argument scheduled for April 2000.

                           New York Telephone Company

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1999, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

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

     In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established. The final phase of this restructuring was completed on January 1, 2000.

Price Caps

     Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (productivity factor) and adjusted upward by an allowance for inflation (GDP-PI). Our annual price cap filing, effective July 1, 1999, reflects the effects of the current productivity factor of 6.5 %.

     In May 1999, the U. S. Court of Appeals reversed the FCC's order that adopted the 6.5 % productivity factor. The Court concluded that the FCC had not justified its choice of a productivity factor and directed the FCC to reconsider and explain the methods used in selecting the productivity factor. The Court granted the FCC a stay of its order, however, until April 1, 2000. As a result, the FCC is now conducting a proceeding to determine an appropriate productivity factor in response to the Court's order.

     At the same time, the FCC is considering a proposal to further restructure access rates by an industry coalition that includes both local exchange carriers (including us) and long distance carriers. Among other things, that proposal would set into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers would no longer be required to make further annual price cap reductions to their switched access prices. To allow time to consider this industry proposal, parties have requested that the Court further extend the stay of its price cap decision order until June 30, 2000.

     The FCC has adopted rules for special access services that provide for added pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. In order to take advantage of this relief, however, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below certain thresholds, and we have not filed for this relief. The order also allows certain services, including those included in the interexchange basket of services, to be removed from price regulation immediately. In response, effective in October 1999, we removed approximately $12 million in annual revenues of our services in the interexchange basket from price regulation and from the operation of the productivity offset which otherwise would require annual price reductions.

Universal Service

     In July 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's order implementing the "universal service" provision of the 1996 Act. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize high cost areas, low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund were reduced annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly because we will no longer have to recover these contributions in our rates. AT&T and MCI WorldCom, Inc. have since asked the U.S. Supreme Court to review this latter portion of the appeals court decision. Other parties have asked the Supreme Court to review additional aspects of the court of appeals decision.

                           New York Telephone Company

     In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism will provide additional support for local telephone services in several states served by Bell Atlantic. State regulatory commissions must take these funds into account in the ratemaking process.

Unbundling of Network Elements

     In November 1999, the FCC announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as us, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more lines in certain offices in the top 50 Metropolitan Statistical Areas (MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

     With respect to new elements, the FCC concluded that new equipment to provide advanced services such as Asymmetric Digital Subscriber Line (ADSL) does not have to be unbundled as a general matter. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport must be made available under certain circumstances, but left to a further rulemaking that it initiated certain issues relating to the use of these combinations to substitute for special access services. While this rulemaking proceeds, the FCC adopted interim rules limiting the instances in which such combinations of elements must be made available. The FCC set a target date of June 30, 2000 to decide the further rulemaking.

     In addition to the unbundling requirements released in November 1999, the FCC released an order on December 9, 1999 in a separate proceeding requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services.

State Regulation of Rates and Services

     The New York State Public Service Commission (NYSPSC) and the Connecticut Department of Public Utility Control (CDPUC) regulate our communications services with respect to intrastate rates and services and certain other matters in New York and Connecticut, respectively.

     The NYSPSC has regulated us under the Performance Incentive Plan since 1995. The plan is performance-based, replacing rate of return regulation with a form of price regulation and incentives to improve service, and does not restrict our earnings. The plan:
     . caps prices at current rates for "basic" services such as residence and business exchange access, residence and business local calling, and LifeLine Service;
     . establishes price reduction commitments for a number of services, including toll and intraLATA carrier access services;
     . adjusts prices annually based on certain costs associated with state commission mandates and other defined "exogenous" events; and
     . establishes service quality targets with stringent rebate provisions if we are unable to meet some or all of the targets.

     Our operations in Connecticut are subject to rate of return regulation, but an incentive regulation plan which would eliminate regulation of our earnings has been filed with the CDPUC.

Reciprocal Compensation

     State regulatory decisions have required us to pay "reciprocal compensation" under the 1996 Act for the increasing volume of one-way traffic from our customers to customers of other carriers, primarily calls to Internet service providers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The U.S. Court of Appeals has vacated and remanded the FCC's decision for a better explanation of why this traffic is interstate.

                           New York Telephone Company

     The NYSPSC issued a decision that high volume, convergent traffic (which includes Internet-bound traffic) has different cost characteristics and should be compensated at the lower end-office rate. The NYSPSC determined that traffic in excess of a 3:1 ratio is presumed to be high volume, convergent traffic, although this presumption may be rebutted.

Competition

     Legislative changes, including provisions of the 1996 Act discussed above under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

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

     Our negotiations with various CLECs, and arbitrations before the NYSPSC and the CDPUC have continued. As of January 31, 2000, we had entered into 125 agreements with CLECs of which 107 have been approved by the state regulators.

     We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange market in 2000 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at discounts ranging from approximately 19% to 22% from the prices we charge our retail customers.

IntraLATA Toll Services

     IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. The NYSPSC permits other carriers to offer intraLATA toll services within the state.

     Until the implementation of "presubscription," we completed intraLATA toll calls unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. We fully completed implementation of presubscription in September of 1996.

                           New York Telephone Company

Alternative Access

     A substantial portion of our revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

     We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

     Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

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


                                    EMPLOYEES

     As of December 31, 1999, we had approximately 36,500 employees.

                           New York Telephone Company

Item 2.  Properties

                                     GENERAL

     Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                          1999          1998
--------------------------------------------------------------------------------
Outside communications plant                                40%           41%
Central office equipment                                    40            40
Land and buildings                                           9             9
Furniture, vehicles and other work equipment                 6             6
Other                                                        5             4
                                                      --------------------------
                                                           100%          100%
                                                      ==========================

     "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

     Our customers are served by electronic switching systems that provide a wide variety of services. Since December 31, 1998, our network has been fully transitioned from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services.

     Substantially all of our assets are subject to lien under our refunding mortgage bond indenture.


                              CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $2.2 billion in 1999, $1.7 billion in 1998 and $1.5 billion in 1997. Capital expenditures exclude additions under capital leases. Our total investment in plant, property and equipment was approximately $24.1 billion at December 31, 1999, $22.6 billion at December 31, 1998 and $21.4 billion at December 31, 1997, including the effect of retirements, but before deducting accumulated depreciation.





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

     The communications services we provide are subject to regulation by the New York State Public Service Commission (NYSPSC) and the Connecticut Department of Public Utility Control (CDPUC) with respect to intrastate rates and services and certain other matters. For a further discussion of the company and our regulatory plan, see Item 1 - "Description of Business."



RESULTS OF OPERATIONS
---------------------

     We reported net income of $882.4 million in 1999, compared to net income of $307.5 million in 1998.

     Our results for 1999 and 1998 were affected by special items. The special items in both years include our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources). Allocated merger transition costs in both years also include our share of charges from Bell Atlantic Network Services, Inc. (NSI).

     The following table shows how special items are reflected in our consolidated statements of income for each year:

                                                         (Dollars in Millions)
Years Ended December 31                                   1999           1998
-------------------------------------------------------------------------------
Employee Costs
   Merger transition costs                               $ 6.5         $  2.6
   Retirement incentive costs                              ---          671.2

Other Operating Expenses
   Merger transition costs                                 3.5            8.6
   Allocated merger transition costs                      48.3           49.8
   Allocated retirement incentive                          ---           33.1
                                                    ---------------------------
                                                         $58.3         $765.3
                                                    ===========================


Merger-related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax costs totaling $58.3 million in 1999 and $61.0 million in 1998.

     Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.

Retirement Incentives

     In 1993, we recorded costs totaling $630.9 million (pre-tax) for severance and postretirement medical benefits under an involuntary force reduction plan. Beginning in 1994, retirement incentives were offered under a voluntary program as a means of implementing substantially all of the work force reductions announced in 1993.

     Since the inception of the retirement incentive program, we recorded additional costs totaling $1,882.4 million (pre-tax) through December 31, 1998. These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year ended December 31 are as follows:

                           New York Telephone Company

                                                        (Dollars in Millions)
Year                                                Amount          Employees
-------------------------------------------------------------------------------
1994                                              $  523.4              4,802
1995                                                 304.0              2,551
1996                                                  87.8              1,295
1997                                                 262.9              2,314
1998                                                 704.3              5,155
                                              ---------------------------------
                                                  $1,882.4             16,117
                                              =================================

     The additional costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to offset the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998. The voluntary retirement program covering associate employees was completed in September 1998. You can find additional information on retirement incentive costs in Note 10 to the consolidated financial statements.

     These and other items affecting the comparison of our results of operations for the years ended December 31, 1999 and 1998 are discussed in the following sections.

Segmental Results of Operations

     We have one reportable segment, which provides domestic wireline telecommunications services. You can find additional information about segment reporting in Note 15 to the financial statements.



OPERATING REVENUE STATISTICS
----------------------------

                                                              1999             1998        % Change
-----------------------------------------------------------------------------------------------------
At Year-End
Access Lines in Service (in thousands)*
  Residence                                                  7,701            7,519             2.4%
  Business                                                   4,290            4,172             2.8
  Public                                                       165              166             (.6)
                                                        -----------------------------
                                                            12,156           11,857             2.5
                                                        =============================
For the Year
Access Minutes of Use (in millions)                         47,435           46,371             2.3
                                                        =============================

* 1998 reflects a restatement of access lines in service.

OPERATING REVENUES
------------------
(Dollars in Millions)

For the Years Ended December 31                                                1999            1998
------------------------------------------------------------------------------------------------------
Local services                                                             $5,206.1        $5,075.7
Network access services                                                     2,292.2         2,322.4
Long distance services                                                        239.1           236.7
Ancillary services                                                            686.6           635.1
                                                                      --------------------------------
Total                                                                      $8,424.0        $8,269.9
                                                                      ================================

                           New York Telephone Company

LOCAL SERVICES

                                              Increase
--------------------------------------------------------------------------------
     1999 - 1998                       $130.4          2.6%
--------------------------------------------------------------------------------

     Local service revenues are earned from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

     Local service revenues increased in 1999 primarily due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 2.5% from December 31, 1998. Strong growth in residence and business message volumes also contributed to the increase in local service revenues.

     Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages. The introduction of national directory assistance services in 1999 also contributed to revenue growth.

     These increases in local service revenues were partially offset by the effect of resold access lines and the provision of unbundled network elements to competitive local exchange carriers. Lower revenues from our pay phone services due to the increasing popularity of wireless communications further reduced revenues in 1999.


NETWORK ACCESS SERVICES

                                             (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998                       $(30.2)        (1.3)%
--------------------------------------------------------------------------------

     Network access revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

     Network access revenues declined in 1999 due to price reductions associated with federal and state price cap filings and other regulatory decisions. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $123 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $78 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Our contributions to the universal service fund are included in Other Operating Expenses. You can find additional information on price caps, access charges and universal service in Item 1 - "Description of Business, Operations - FCC Regulation and Interstate Rates."

     The NYSPSC regulates us with respect to certain intrastate rates and services and certain other matters. Beginning in the third quarter of 1998, intrastate access charges in New York were reduced by approximately $94 million annually due to a NYSPSC order.

     These revenue decreases were partially offset by higher customer demand, as reflected by growth in access minutes of use of 2.3% in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In 1999, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth in 1999.

                           New York Telephone Company

     Network access services revenues in 1999 include approximately $28 million received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.


LONG DISTANCE SERVICES

                                              Increase
--------------------------------------------------------------------------------
     1999 - 1998                         $2.4          1.0%
--------------------------------------------------------------------------------

     Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), private line services and corridor services (between LATAs in New York City and northern New Jersey).

     IntraLATA toll calls originate and terminate with the same LATA, but generally cover a greater distance than a local call. These services are regulated by the NYSPSC and the CDPUC, except where they cross state lines. The NYSPSC and the CDPUC permit other carriers to offer intraLATA toll services.

     Until the implementation of presubscription, intraLATA toll calls were completed by us unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. We implemented presubscription in 1996.

     The increase in long distance revenues in 1999 was generated by strong growth in private line services. Higher calling volumes resulting, in part, from customer win-back initiatives also contributed to the increase in long distance services revenues.

     Lower rates included in toll calling discount packages and product bundling offers substantially offset the growth in long distance revenues. These toll calling discount packages and product bundling offers were implemented in response to presubscription for intraLATA toll services. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by these alternative providers.


ANCILLARY SERVICES

                                              Increase
--------------------------------------------------------------------------------
      1999 - 1998                       $51.5          8.1%
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

     Ancillary services revenues were higher in 1999 due to higher payments received from Yellow Pages for earnings related to its directory activities. Higher payments received from competitive local exchange carriers for interconnection of their networks with our network and for the purchase of unbundled network elements also contributed to the increase in ancillary services revenues.

     This growth in ancillary services revenues was partially offset by the effect of current year accruals for service rebate obligations.

                           New York Telephone Company

OPERATING EXPENSES
------------------
(Dollars in Millions)

For the Years Ended December 31                            1999           1998
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes           $2,244.2       $2,908.7
Depreciation and amortization                           1,526.2        1,418.6
Other operating expenses                                3,097.2        3,175.0
                                                  ------------------------------
Total                                                  $6,867.6       $7,502.3
                                                  ==============================


EMPLOYEE COSTS

                                             (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998                      $(664.5)        (22.8)%
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

     Employee costs decreased in 1999 primarily as a result of the completion of the retirement incentive program covering associate employees in 1998, as discussed in the Results of Operations section. The effect of lower work force levels also contributed to the decrease in employee costs, but to a lesser extent.

     The decreases in employee costs were partially offset by annual salary and wage increases for management and associate employees and higher overtime payments partially due to severe rainstorms in the second half of 1999. In 1998, we executed new contracts with the unions representing associate employees. The new contracts provide for wage and pension increases and other benefit improvements as described below:

     . The wages, pension and other benefits for our associate employees are negotiated with unions. During 1998, we entered into 2-year contracts with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW). These contracts, which expire in August 2000, provide for wage increases of up to 3.8% effective August 9, 1998, and up to 4% effective August 8, 1999. Over the course of this two-year contract period, pensions increase by 20%. The contracts also include cash payments, working condition improvements, and continuation of certain employment security provisions.


DEPRECIATION AND AMORTIZATION

                                              Increase
--------------------------------------------------------------------------------
     1999 - 1998                       $107.6          7.6%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases in the period in which they were incurred. For additional information on SOP No. 98-1, see Note 1 to the consolidated financial statements. These expense increases were partially offset by the effect of lower rates of depreciation.

                           New York Telephone Company

OTHER OPERATING EXPENSES
                                             (Decrease)
--------------------------------------------------------------------------------
      1999 - 1998                      $(77.8)        (2.5)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was attributable to lower centralized services expenses, partially due to the effect of the completion of the retirement incentive program for associated employees of Telesector Resources in 1998. Other items contributing to the decrease in other operating expenses were the effect of adopting SOP No. 98-1, lower costs for contract services and the reduction of an accrual associated with the settlement of a state regulatory matter. The adoption of SOP No. 98-1 reduced other operating expenses as a result of capitalizing expenditures for internal-use software previously expensed in 1998 and prior years.

     The decreases in other operating expenses were partially offset by higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). For additional information on reciprocal compensation refer to Item 1 -"Description of Business, Operations - Reciprocal Compensation."


OTHER INCOME, NET

                                              Increase
--------------------------------------------------------------------------------
     1999 - 1998                        $56.2          160.1%
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to the effect of a gain recognized on the disposition of property in August 1999. Higher income recognized from Telesector Resources under the equity method also contributed to the increase in other income, net, but to a lesser extent.


INTEREST EXPENSE

                                             (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998                       $(33.3)        (9.7)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense decreased in 1999 principally due to the effect of recording additional interest costs in 1998 in connection with the settlement of tax-related matters and certain regulatory issues. The effect of refinancing long-term debt at more favorable interest rates also contributed to the decrease in interest expense, but to a lesser extent. These decreases were partially offset by higher interest costs generated by higher levels of average borrowings from an affiliate.

     See Note 6 to the consolidated financial statements for additional information about our debt.

                           New York Telephone Company

EFFECTIVE INCOME TAX RATES

     For the Years Ended December 31
--------------------------------------------------------------------------------
     1999                             33.8%
--------------------------------------------------------------------------------
     1998                             31.4%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in 1999 due to the effects of adjustments to deferred income tax balances resulting from a change in the New York State income tax rate and income tax credits recorded in 1998.

     You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 11 to the consolidated financial statements.


EXTRAORDINARY ITEMS

     During 1999, we recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $2.7 million (net of an income tax benefit of $1.5 million). During 1998, we recorded extraordinary charges that reduced net income by $7.5 million (net of an income tax benefit of $4.0 million) associated with early extinguishments of long-term debt.

     You can find additional information about these extraordinary charges in
Note 6 to the consolidated financial statements.



FINANCIAL CONDITION
-------------------

     We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both December 31, 1999 and 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

     We obtain our short-term financing through advances from Bell Atlantic Administrative Services, Inc. (BAAS) and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of December 31, 1999, we had $50.0 million available under our line of credit with BANFC, and no borrowings outstanding. We had $1,961.6 million outstanding with BAAS at December 31, 1999. In addition, we had $400.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the rating of our securities under review for a potential downgrade. In January 2000, Standard & Poor's revised its regulatory separation policy as it applies to U.S. telephone companies. Under the revised policy, Standard & Poor's will no longer assign higher corporate credit ratings to telephone operating subsidiaries. Rating actions by Standard & Poor's on us reflect both the new policy and their continued CreditWatch listings, which resulted from the pending Bell Atlantic-GTE merger.

     Our debt ratio was 73.6% at December 31, 1999, compared to 79.4% at December 31, 1998.

     On November 23, 1999, we declared a dividend in the amount of $62.0 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on February 1, 2000.

                           New York Telephone Company

OTHER MATTERS
-------------

Recent Accounting Pronouncement - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

     On March 3, 2000, the FASB issued a Proposed SFAS "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendments address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated debt instruments, and intercompany derivatives.

     The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

New Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

Year "2000" Update

     Bell Atlantic implemented a comprehensive program to evaluate and address the impact of the Year 2000 date transition on its operations, including our operations. Bell Atlantic did not experience any material interruption or failure of its normal business functions or operations as a result of an actual or perceived Year 2000 problem.

     From the inception of Bell Atlantic's Year 2000 project through December 31, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic incurred total pre-tax expenses of approximately $230 million, and it has made capital expenditures of approximately $181 million. For 1999, total pre-tax expenses for Bell Atlantic's Year 2000 project were approximately $108 million and total capital expenditures were approximately $101 million.

                           New York Telephone Company

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we do not use derivatives. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

      The following table summarizes the fair values of our long-term debt as of December 31, 1999 and 1998. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming
100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                             December 31
                                                   -----------------------------
(Dollars in Millions)                                       1999          1998
--------------------------------------------------------------------------------
Fair value of long-term debt                            $3,444.8      $3,963.3
Fair value assuming a +100-basis-point shift             3,218.5       3,698.1
Fair value assuming a -100-basis-point shift             3,685.1       4,232.0



Item 8.   Financial Statements and Supplementary Data

          The information required by this Item is set forth on Pages F-1 through F-25.

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

               23        Consent of Independent Accountants.

               24        Powers of Attorney.

               27        Financial Data Schedule

          (b)  Reports on Form 8-K:

          There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1999.

                           New York Telephone Company

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              New York Telephone Company


                              By /s/ Edwin F. Hall
                                 ------------------------------------------
                                     Edwin F. Hall
                                     Chief Financial Officer and Controller




March 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




Principal Executive Officer:

  Ivan G. Seidenberg      Chairman of the Board,
                          President and
                          Chief Executive Officer

Principal Financial Officer:

  Edwin F. Hall           Chief Financial Officer
                          and Controller             By /s/ Edwin F. Hall
                                                       ------------------
                                                            Edwin F. Hall
Directors:                                                  (individually and as
                                                            attorney-in-fact)
  Richard L. Carrion                                        March 28, 2000
  Lodewijk J.R. de Vink
  Stanley P. Goldstein
  Helene L. Kaplan
  Elizabeth T. Kennan
  John F. Maypole
  Joseph Neubauer
  Hugh B. Price
  Ivan G. Seidenberg
  Walter V. Shipley
  John R. Stafford

                           New York Telephone Company

         Index to Financial Statements and Financial Statement Schedule



                                                                           Page
                                                                           ----

Report of Independent Accountants .....................................     F-2

Consolidated Statements of Income
     For the years ended December 31, 1999, 1998 and 1997 .............     F-3

Consolidated Balance Sheets - December 31, 1999 and 1998...............     F-4

Consolidated Statements of Shareowner's Investment
     For the years ended December 31, 1999, 1998 and 1997..............     F-6

Consolidated Statements of Cash Flows
     For the years ended December 31, 1999, 1998 and 1997 .............     F-7

Notes to Consolidated Financial Statements ............................     F-8

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 1999, 1998 and 1997..............    F-25



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                           New York Telephone Company

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareowner of New York Telephone Company:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New York Telephone Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.




/s/ PricewaterhouseCoopers LLP





New York, New York
February 14, 2000

                           New York Telephone Company

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                           1999            1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $330.4, $247.3 and $235.3 from affiliates)               $8,424.0        $8,269.9        $7,957.3
                                                                                  -------------------------------------------------
OPERATING EXPENSES
   Employee costs, including benefits and taxes                                         2,244.2         2,908.7         2,435.6
   Depreciation and amortization                                                        1,526.2         1,418.6         1,446.0
   Other (including $1,323.1, $1,355.4 and $1,443.1 to affiliates)                      3,097.2         3,175.0         3,122.6
                                                                                  -------------------------------------------------
                                                                                        6,867.6         7,502.3         7,004.2
                                                                                  -------------------------------------------------

OPERATING INCOME                                                                        1,556.4           767.6           953.1

OTHER INCOME, NET (including $42.8, $31.6 and  $36.5 from affiliates)                      91.3            35.1            16.6

INTEREST EXPENSE (including $66.4, $48.4 and $46.2 to affiliates)                         310.5           343.8           332.1
                                                                                  -------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                                                               1,337.2           458.9           637.6

PROVISION FOR INCOME TAXES                                                                452.1           143.9           207.6
                                                                                  -------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                          885.1           315.0           430.0

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax                                                (2.7)           (7.5)          ---
                                                                                  -------------------------------------------------

NET INCOME                                                                             $  882.4        $  307.5        $  430.0
                                                                                  =================================================

                 See Notes to Consolidated Financial Statements.

                           New York Telephone Company

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)


                                    ASSETS
                                    ------

                                                                                                    December 31
                                                                                        ----------------------------------
                                                                                                  1999              1998
--------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                         $    78.3         $    50.4
Short-term investments                                                                           337.0             349.9
Note receivable from affiliate                                                                   251.3               ---
Accounts receivable:
  Trade and other, net of allowances for uncollectibles of $131.6 and $169.2                   1,556.4           1,534.4
  Affiliates                                                                                     176.2             146.8
Material and supplies                                                                            104.7             148.6
Prepaid expenses                                                                                 114.7             103.1
Other                                                                                             72.1              80.9
                                                                                        ----------------------------------
                                                                                               2,690.7           2,414.1
                                                                                        ----------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                 24,108.0          22,632.9
Less accumulated depreciation                                                                 13,570.6          12,748.6
                                                                                        ----------------------------------
                                                                                              10,537.4           9,884.3
                                                                                        ----------------------------------

DEFERRED INCOME TAXES                                                                            483.9             592.8
                                                                                        ----------------------------------

OTHER ASSETS                                                                                     384.8             380.8
                                                                                        ----------------------------------

TOTAL ASSETS                                                                                 $14,096.8         $13,272.0
                                                                                        ==================================

                 See Notes to Consolidated Financial Statements.

                           New York Telephone Company

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                              December 31
                                                                  ------------------------------------
                                                                            1999               1998
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Notes payable to affiliates                                         $ 1,961.6          $ 1,586.6
   Other                                                                    72.9                2.7
Accounts payable and accrued liabilities:
   Affiliates                                                            1,155.8            1,195.8
   Other                                                                 1,200.9            1,125.3
Other liabilities                                                          333.2              283.0
                                                                  ------------------------------------
                                                                         4,724.4            4,193.4
                                                                  ------------------------------------

LONG-TERM DEBT                                                           3,617.0            3,755.0
                                                                  ------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                             3,446.3            3,689.6
                                                                  ------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                       14.3               13.8
Unamortized investment tax credits                                          74.4               83.3
Other                                                                      189.6              149.9
                                                                  ------------------------------------
                                                                           278.3              247.0
                                                                  ------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 13)

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                    1.0                1.0
Additional paid-in capital                                               1,299.7            1,545.1
Reinvested Earnings/(Accumulated deficit)                                  732.2             (157.1)
Accumulated other comprehensive loss                                        (2.1)              (2.0)
                                                                  ------------------------------------
                                                                         2,030.8            1,387.0
                                                                  ------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                          $14,096.8          $13,272.0
                                                                  ====================================

                 See Notes to Consolidated Financial Statements.

                           New York Telephone Company

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                              (Dollars in Millions)

                                                                                     1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of year                                                  $    1.0         $    1.0         $    1.0
                                                                            --------------------------------------------------
   Balance at end of year                                                             1.0              1.0              1.0
                                                                            --------------------------------------------------

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                                                   1,545.1          2,194.4          2,681.8
   Distributions of additional paid-in capital to NYNEX                            (248.0)          (649.3)          (487.4)
   Other                                                                              2.6              ---              ---
                                                                            --------------------------------------------------
   Balance at end of year                                                         1,299.7          1,545.1          2,194.4
                                                                            --------------------------------------------------
REINVESTED EARNINGS/(ACCUMULATED DEFICIT)
   Balance at beginning of year                                                    (157.1)          (464.6)          (894.5)
   Net income                                                                       882.4            307.5            430.0
   Other                                                                              6.9              ---              (.1)
                                                                            --------------------------------------------------
   Balance at end of year                                                           732.2           (157.1)          (464.6)
                                                                            --------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                                      (2.0)             ---              ---
   Minimum pension liability adjustment                                               (.1)            (2.0)             ---
                                                                            --------------------------------------------------
   Balance at end of year                                                            (2.1)            (2.0)             ---
                                                                            --------------------------------------------------
TOTAL SHAREOWNER'S INVESTMENT                                                    $2,030.8         $1,387.0         $1,730.8
                                                                            ==================================================
COMPREHENSIVE INCOME
   Net income                                                                    $  882.4         $  307.5         $  430.0
   Minimum pension liability adjustment                                               (.1)            (2.0)             ---
                                                                            --------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                       $  882.3         $  305.5         $  430.0
                                                                            ==================================================

                 See Notes to Consolidated Financial Statements.

                           New York Telephone Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                            1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $   882.4      $   307.5      $   430.0
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                       1,526.2        1,418.6        1,446.0
     Extraordinary item, net of tax                                                          2.7            7.5            ---
     Equity income in affiliate                                                            (40.2)         (31.4)         (36.0)
     Dividends received from equity affiliate                                               53.3           42.9           16.5
     Deferred income taxes, net                                                            142.5         (164.1)          96.1
     Investment tax credits                                                                 (8.9)         (10.3)         (13.1)
     Other items, net                                                                       (1.4)          (8.4)         (40.5)
       Changes in certain assets and liabilities:
            Accounts receivable                                                            (51.5)         (24.1)         (49.7)
            Material and supplies                                                           38.2           (9.3)         (28.5)
            Other assets                                                                     6.0           (5.7)        (128.2)
            Accounts payable and accrued liabilities                                        33.5          267.7           87.6
            Employee benefit obligations                                                  (243.7)         512.7          113.4
            Other liabilities                                                               58.7           16.7          (42.4)
                                                                                  -----------------------------------------------
Net cash provided by operating activities                                                2,397.8        2,320.3        1,851.2
                                                                                  -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                       (337.0)        (427.9)        (310.9)
Proceeds from sale of short-term investments                                               349.9          388.9            ---
Capital expenditures                                                                    (2,219.7)      (1,749.1)      (1,529.4)
Net change in note receivable from affiliate                                              (251.3)           ---            ---
Other, net                                                                                  61.1          (78.7)         (57.3)
                                                                                  -----------------------------------------------
Net cash used in investing activities                                                   (2,397.0)      (1,866.8)      (1,897.6)
                                                                                  -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                     ---          597.0            ---
Early extinguishment of debt                                                               (32.1)        (550.0)           ---
Principal repayments of borrowings and capital lease obligations                           (38.2)        (102.6)        (104.6)
Net change in notes payable to affiliates                                                  375.0          135.2          883.0
Distributions of additional paid-in capital                                               (287.4)        (547.9)        (679.0)
Net change in outstanding checks drawn on controlled
   disbursement accounts                                                                     9.8           20.9          (31.5)
                                                                                  -----------------------------------------------
Net cash provided by/(used in) financing activities                                         27.1         (447.4)          67.9
                                                                                  -----------------------------------------------

NET CHANGE IN CASH                                                                          27.9            6.1           21.5

CASH, BEGINNING OF YEAR                                                                     50.4           44.3           22.8
                                                                                  -----------------------------------------------

CASH, END OF YEAR                                                                      $    78.3      $    50.4      $    44.3
                                                                                  ===============================================

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

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are bringing increased competitive pressures in our current businesses, but will also open new markets to Bell Atlantic.

     Basis of Presentation

     We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of New York Telephone Company and its subsidiary. We have a 66-2/3% ownership interest in Telesector Resources Group, Inc. (Telesector Resources) and share voting rights equally with the other owner, New England Telephone and Telegraph Company (New England Telephone), which is a wholly owned subsidiary of NYNEX. We use the equity method of accounting for our investment in Telesector Resources. We also have an 8.49% ownership interest in SMS/800, a venture that is jointly owned by the Bell Operating Companies. SMS/800 administers the centralized national database system associated with toll free numbers. We use the equity method of accounting for our investment in SMS/800.

     We have reclassified certain amounts from prior periods to conform with our current presentation.

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

     Average Lives (in years)
     ---------------------------------------------------------------------------
     Buildings                                                     20 - 60
     Central office equipment                                       5 - 12
     Outside communications plant                                   8 - 65
     Furniture, vehicles and other                                  3 - 15


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

     Computer Software Costs

     Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 for Bell Atlantic was an increase in net income of approximately $230 million in 1999. We also capitalized approximately $62 million as an intangible asset in 1999.

     Prior to 1999, we capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

     Income Taxes

     Bell Atlantic and its domestic subsidiaries, including us, file a consolidated federal income tax return.

     Current and deferred tax expense is determined by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer. For periods prior to the Bell Atlantic - NYNEX merger (see Note 2), NYNEX filed its own consolidated federal income tax return.

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

     Costs of Start-Up Activities

     Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the Costs of Start-up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs. The adoption of SOP No. 98-5 did not have a material effect on our results of operations or financial condition because we did not historically capitalize start-up activities.

     New Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

     On March 3, 2000, the FASB issued a Proposed SFAS "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendments address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated debt instruments, and intercompany derivatives.

     The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

     New Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

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

Merger-Related Costs

     In the third quarter of 1997, we recorded merger-related pre-tax costs of approximately $11 million for direct incremental costs and $88 million for employee severance costs. These costs include approximately $39 million representing our allocated share of merger-related costs from Telesector Resources, an affiliate which provides centralized services on a contract basis. Costs allocated from Telesector Resources are included in Other Operating Expenses.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. During 1997, 1998 and 1999, 42, 140 and 33 management employees were separated with severance benefits. Accrued postemployment benefit liabilities are included in our balance sheets as a component of Employee Benefit Obligations.

Other Initiatives

     During 1997, we recorded other charges and special items totaling approximately $273 million (pre-tax) in connection with consolidating operations and combining organizations, and for other special items arising during the year. These charges were comprised of the following significant items.

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

                           New York Telephone Company

     . Charges to operating expenses totaled approximately $76 million, including $35 million for legal contingencies. These contingencies were accounted for under the rules of SFAS No. 5 "Accounting for Contingencies." These charges also included approximately $41 million for other post-merger initiatives.

     The following table provides a reconciliation of the liabilities associated with merger-related costs and other charges and special items described above:

                                                                                                             (DOLLARS IN MILLIONS)
                                                                                       1997                                   1998
                            -------------------------------------------------------------------------------------------------------
                                         Charged to
                             Beginning   Expense or                                 End of                                 End of
                               of Year      Revenue     Deductions    Adjustments     Year     Deductions    Adjustments     Year
                            -------------------------------------------------------------------------------------------------------
Merger-Related:
Direct incremental costs         $ ---       $  1.6        $  (1.6)a         $---   $  ---         $  ---          $ ---   $  ---
Severance obligation               ---         57.4            ---            3.0     60.4           (1.7)a          9.2     67.9
Other Initiatives:
Write-down of fixed
   assets and real
   estate consolidation            ---        146.8         (136.9)b          ---      9.9            ---            ---      9.9
Regulatory and legal
   contingencies and
   other special items             ---        118.7          (24.3)b          ---     94.4          (17.7)c         (3.0)    73.7
                            -------------------------------------------------------------------------------------------------------
                                 $ ---       $324.5        $(162.8)          $3.0   $164.7         $(19.4)         $ 6.2   $151.5

                            -------------------------------------------------------------------------------------------------------
                                          (DOLLARS IN MILLIONS)
                                                           1999
                            ------------------------------------
                                                         End of
                            Deductions    Adjustments      Year
                            ------------------------------------
Merger-Related:
Direct incremental costs         $ ---         $  ---    $  ---
Severance obligation              (1.1)a         (5.8)     61.0
Other Initiatives:
Write-down of fixed
   assets and real
   estate consolidation           (2.1)b         (7.8)      ---
Regulatory and legal
   contingencies and
   other special items            (4.9)d          ---      68.8
                            ------------------------------------
                                 $(8.1)        $(13.6)   $129.8
                            ------------------------------------

 .    Adjustments refer to deductions to the liability that reduced expense, or additions to the liability that increased expense resulting from changes in circumstances or experience in implementing the planned activities.

 .    Deductions refer to the utilization of the liability through payments, asset write-offs, or refunds to customers.
         a - primarily comprised of cash payments b - primarily comprised of asset write-offs c - primarily comprised of refunds to customers d - comprised of cash payments of $3.3 million and asset write-offs of
               $1.6 million

     Liabilities for regulatory and legal contingencies and other special items will be utilized as the respective matter is settled. The obligation for severance benefits, which has been determined under SFAS No. 112, represents expected payments to employees who leave the company with benefits provided under pre-existing separation pay plans. The severance obligation is adjusted through annual costs, which are actuarially determined based upon financial market interest rates, experience, and management's best estimate of future benefit payments. At December 31, 1999, the merger-related separations were completed and the remaining balance represents our obligation for ongoing separations under the pre-existing separation pay plans, in accordance with SFAS No. 112.


3.   PROPOSED BELL ATLANTIC - GTE MERGER

     Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

     It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the Federal Communications Commission) and receipt of opinions that the merger will be tax-free.

     The companies are targeting completion of the merger in the second quarter of 2000.

                           New York Telephone Company

4.   PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:

                                                                                   December 31
                                                                   -------------------------------------
(Dollars in Millions)                                                        1999               1998
--------------------------------------------------------------------------------------------------------
Land                                                                    $   107.4         $     71.8
Buildings                                                                 2,155.9            2,044.5
Central office equipment                                                  9,580.7            9,142.4
Outside communications plant                                              9,751.2            9,184.8
Furniture, vehicles and other work equipment                              1,412.7            1,387.9
Other                                                                       457.4              418.9
Construction-in-progress                                                    642.7              382.6
                                                                   ------------------------------------
                                                                         24,108.0           22,632.9
Accumulated depreciation                                                 13,570.6          (12,748.6)
                                                                   ------------------------------------
Total                                                                   $10,537.4         $  9,884.3
                                                                   ====================================

5.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense amounted to $82.5 million in 1999, $88.8 million in 1998 and $106.1 million in 1997. We incurred no initial capital lease obligations in 1999, 1998 and 1997.

     Capital lease amounts included in plant, property and equipment are as follows:

                                                                                   December 31
                                                                       --------------------------------
(Dollars in Millions)                                                        1999               1998
-------------------------------------------------------------------------------------------------------
Capital leases                                                              $45.0             $112.2
Accumulated amortization                                                    (31.4)             (56.1)
                                                                       --------------------------------
Total                                                                       $13.6             $ 56.1
                                                                       ================================

     This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 1999.

(Dollars in Millions)
Years                                                              Capital Leases      Operating Leases
----------------------------------------------------------------------------------------------------------
2000                                                                        $ 5.4                $ 22.6
2001                                                                          5.3                  20.0
2002                                                                          1.2                  13.1
2003                                                                           .7                  11.4
2004                                                                           .6                  10.5
Thereafter                                                                    6.8                  36.0
                                                                       -----------------------------------
Total minimum rental commitments                                             20.0                $113.6
                                                                                            ==============
Less interest and executory costs                                             9.0
                                                                       -------------
Present value of minimum lease payments                                      11.0
Less current installments                                                     2.9
                                                                       -------------
Long-term obligation at December 31, 1999                                   $ 8.1
                                                                       =============

                           New York Telephone Company

6.   DEBT

     Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:

(Dollars in Millions)                                                                       1999           1998
------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (BAAS)                                                        $1,961.6       $    ---
Note payable to affiliate (BANFC)                                                            ---             .3
Note payable to affiliate (NYNEX)                                                            ---        1,586.3
Long-term debt maturing within one year                                                     72.9            2.7
                                                                                   -------------------------------
Total debt maturing within one year                                                     $2,034.5       $1,589.3
                                                                                   ===============================

Weighted average interest rate for note payable outstanding at year-end                      6.1%           4.9%
                                                                                   ===============================

     Beginning in 1999, we obtain short-term financing through advances from an affiliated company, Bell Atlantic Administrative Services, Inc. (BAAS). Prior to 1999, we had an agreement with NYNEX for the provision of short-term financing and cash management services. We also have a contractual agreement with another affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and obtains bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including us, and invests funds in temporary investments on their behalf. At December 31, 1999, we had $50.0 million of an unused line of credit with BANFC.

     Long-Term Debt

     Long-term debt consists of debentures, refunding mortgage bonds and notes that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                                          Interest
Description                                                                 Rate        Maturity        1999         1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Dollars in Millions)
Twelve year debenture                                                       6 1/2%        2005      $  200.0     $  200.0
Ten year debenture                                                          6             2008         250.0        250.0
Twelve year debenture                                                       6 1/8         2010         250.0        250.0
Twenty-one year debenture                                                   8 5/8         2010         150.0        150.0
Twenty year debenture                                                       7             2013         100.0        100.0
Twenty year debenture                                                       7             2013         100.0        100.0
Thirty year debenture                                                       7 5/8         2023         100.0        100.0
Thirty year debenture                                                       6.70          2023         250.0        250.0
Thirty year debenture                                                       7 1/4         2024         450.0        450.0
Thirty-two year debenture                                                   7             2025         250.0        250.0
Thirty year debenture                                                       6 1/2         2028         100.0        100.0
Forty year debenture                                                        9 3/8         2031         167.9        200.0
Forty year debenture                                                        7             2033         200.0        200.0
Thirty-seven year refunding mortgage bond, Series N                         4 1/4         2000          70.0         70.0
Forty year refunding mortgage bond, Series M                                4 5/8         2002          60.0         60.0
Forty year refunding mortgage bond, Series O                                4 5/8         2004         130.0        130.0
Forty year refunding mortgage bond, Series P                                4 7/8         2006         100.0        100.0
Forty year refunding mortgage bond, Series Q                                6             2007          75.0         75.0
Forty year refunding mortgage bond, Series V                                7 3/8         2011         200.0        200.0
Ten year note payable                                                       5 7/8         2003         200.0        200.0
Ten year note payable                                                       5 5/8         2003         150.0        150.0
Ten year note payable                                                       6 1/4         2004         150.0        150.0
                                                                                               ----------------------------
                                                                                                     3,702.9      3,735.0
Unamortized discount and premium, net                                                                  (24.0)       (26.7)
Capital lease obligations - average rate 8.7% and 13.1%                                                 11.0         49.4
                                                                                               ----------------------------
Total long-term debt, including current maturities                                                   3,689.8      3,757.7
Less maturing within one year                                                                           72.9          2.7
                                                                                               ----------------------------
Total long-term debt                                                                                $3,617.0     $3,755.0
                                                                                               ============================

                           New York Telephone Company

     At December 31, 1999, all of our outstanding refunding mortgage bonds, totaling $635.0 million, are callable. The call prices range from 101.72% to 100.0% of face value, depending upon the remaining term to maturity of the issue. Substantially all of our assets are subject to lien under the Refunding Mortgage Bond indenture.

     During 1999, we recorded extraordinary charges associated with the early extinguishment of long-term debt. These charges reduced net income by $2.7 million (net of an income tax benefit of $1.5 million). These extinguishments consisted of the following:

     . In April 1999, we repurchased $2.5 million of 9.375% debentures, due on July 15, 2031.

     . In May 1999, we repurchased $29.6 million of 9.375% debentures, due on July 15, 2031

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


7.   FINANCIAL INSTRUMENTS

     Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $604.4 million in 1999, $754.7 million in 1998 and $908.7 million in 1997.

     Fair Value of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:

  Financial Instrument                                   Valuation Method
  ------------------------------------------------------ -------------------------------------------------------------
  Notes payable to affiliates (BAAS, BANFC and NYNEX)    Carrying amounts
   and short-term investments
  Debt (excluding capital leases)                        Market quotes for similar terms and maturities or future cash flows discounted at current rates

                                                            1999                                     1998
                                            --------------------------------------------------------------------------
                                                 Carrying                                 Carrying
                                                   Amount        Fair Value                 Amount        Fair Value
----------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Millions)
Debt                                             $5,640.5          $5,406.4               $5,294.9          $5,549.9

                           New York Telephone Company

8.   COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income.

     The change in other comprehensive loss, net of an income tax benefit, is as follows:

                                                                                                     Years ended December 31
                                                                                            --------------------------------------
(Dollars in Millions)                                                                              1999         1998         1997
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss:
  Minimum pension liability adjustment (net of income tax benefit of $0, $1.1
  and $0)                                                                                          $(.1)       $(2.0)       $ ---
                                                                                              -------------------------------------
                                                                                                   $(.1)       $(2.0)       $ ---
                                                                                             ======================================

      Accumulated other comprehensive loss is comprised of the following:

                                                                                                          December 31
                                                                                               ------------------------------
(Dollars in Millions)                                                                                1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss:
  Minimum pension liability adjustment                                                              $(2.1)          $ (2.0)
                                                                                               ------------------------------
                                                                                                    $(2.1)          $ (2.0)
                                                                                               ==============================

9.   STOCK INCENTIVE PLANS

     We participate in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1997 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

(Dollars in Millions)                                                        1999             1998             1997
----------------------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                              $882.4           $307.5           $430.0
  Pro forma                                                                 858.4            293.1            409.5

     These results may not be representative of the effects on pro forma net income for future years.

     The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                             1999             1998             1997
----------------------------------------------------------------------------------------------------------------------
Dividend yield                                                               3.98%            4.59%            4.86%
Expected volatility                                                         21.51%           18.63%           14.87%
Risk-free interest rate                                                      4.82%            5.55%            6.35%
Expected lives (in years)                                                    5                5                5

     The weighted average value of options granted was $9.60 per option during 1999, $6.47 per option during 1998 and $4.30 per option during 1997.

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

     In 1998, following the completion of the merger with NYNEX, the assets of the Bell Atlantic and NYNEX pension and savings plans were commingled in a master trust, and effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees.

     The structure of Bell Atlantic's benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Bell Atlantic's Annual Report on Form 10-K for the year ended December 31, 1999. What follows are our benefit costs and obligations for 1999, 1998 and 1997. The disclosures in 1997 reflect the historic benefit plans and actuarial assumptions in effect during those years, as shown in the tables below.

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

     The following table summarizes our benefit costs for 1999, 1998 and 1997.


                                                                                                 Years ended December 31
                                                                          Pension                  Healthcare and Life
                                                         ------------------------------------------------------------------
(Dollars in Millions)                                            1999       1998       1997      1999     1998      1997
---------------------------------------------------------------------------------------------------------------------------
Net periodic (income) benefit cost                            $(209.0)   $(170.7)   $(140.4)   $155.3   $139.9    $173.4
                                                         ------------------------------------------------------------------
Special termination benefits                                      ---      733.7      258.7       ---     27.3      19.9
Curtailment (gain)loss (including recognition of
   prior service cost)                                            ---      (97.8)     (85.2)      ---     80.7      46.5
Release of severance and postretirement medical
   Reserves                                                       ---      (31.8)     (30.2)      ---    (44.8)    (38.8)
                                                         ------------------------------------------------------------------
Retirement incentive cost, net                                    ---      604.1      143.3       ---     63.2      27.6

Total (income) benefit cost                                   $(209.0)   $ 433.4    $   2.9    $155.3   $203.1    $201.0

     Above table does not include costs allocated from Telesector Resources. See "Retirement Incentives" section for additional information.

       Amounts recognized on the balance sheets consist of:

                                                                                                                 December 31
                                                                              Pension                        Healthcare and Life
                                                             -----------------------------------------------------------------------
(Dollars in Millions)                                                  1999              1998              1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Employee benefit obligations                                      $(1,289.6)        $(1,475.4)        $(1,968.6)        $(2,023.1)
Other assets                                                            2.5               2.2               ---               ---
Accumulated other comprehensive loss                                    3.2               3.1               ---               ---

     The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), plan amendments and special termination benefits.

                           New York Telephone Company

Assumptions

     The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                                  Pension              Healthcare and Life
                                                                      ---------------------------------------------------------
                                                                           1999     1998     1997     1999     1998     1997
-------------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                               8.00%    7.00%    7.25%    8.00%    7.00%    7.25%
Long-term rate of return on plan assets for the year                       9.00     8.90     8.90     9.00     8.90     8.40
Rate of future increases in compensation at end of year                    4.00     4.00     4.00     4.20     4.00     4.00
Medical cost trend rate at end of year                                                                5.50     6.00     6.50
   Ultimate (year 2001)                                                                               5.00     5.00     5.00
Dental cost trend rate at end of year                                                                 3.50     3.50     3.50
   Ultimate (year 2002)                                                                               3.00     3.00     3.00

Retirement Incentives

     In 1993, we recorded costs totaling $630.9 million (pre-tax) for severance and postretirement medical benefits under an involuntary force reduction plan, of which $74.1 million was our allocated portion of Telesector Resources' cost for its force reduction plan. Beginning in 1994, retirement incentives were offered as a voluntary means of implementing substantially all of the work force reductions announced in 1993.

     Since the inception of the retirement incentive program, we have recorded additional costs totaling $1,882.4 million (pre-tax) through December 31, 1998. The retirement incentive costs included amounts charged to us by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. The Company's allocated portion of Telesector Resources' costs were $33.1 million in 1998, $87.4 million in 1997, $14.4 million in 1996, $82.5 million in 1995 and $57.4 million in 1994.
As of December 31, 1998, employees who left the business under the retirement incentive program totaled 16,117, consisting of 5,475 management and 10,642 associate employees (including 2,433 management and 535 associate employees of Telesector Resources). These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year are as follows:

                                                          (Dollars in Millions)
  Year                                       Amount                  Employees
--------------------------------------------------------------------------------
   1994                                    $  523.4                      4,802
   1995                                       304.0                      2,551
   1996                                        87.8                      1,295
   1997                                       262.9                      2,314
   1998                                       704.3                      5,155
                                    --------------------------------------------
                                           $1,882.4                     16,117
                                    ============================================

     The retirement incentive costs paid for our employees are included in Employee Costs and the allocated costs from Telesector Resources are included in Other Operating Expenses on our consolidated statements of income. The accrued liability related to our employees is a component of the Employee Benefit Obligations and the accrued liability related to our allocated portion of Telesector Resources' employees is a component of Accounts payable and accrued liabilities - Affiliates reported on our consolidated balance sheets. The additional costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to offset the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees was completed in September 1998.

      The following table provides the amounts transferred from the 1993 reserve balance to pension and postretirement benefits (OPEB) liabilities:

                                                          (Dollars in Millions)
    Years           Severance                  OPEB                      Total
--------------------------------------------------------------------------------
   1994                $177.8                $113.4                     $291.2
   1995                  40.4                  35.9                       76.3
   1996                  44.2                  61.4                      105.6
   1997                  33.7                  43.5                       77.2
   1998                  33.5                  47.1                       80.6
                  --------------------------------------------------------------
                       $329.6                $301.3                     $630.9
                  ==============================================================

                           New York Telephone Company

     The remaining severance and postretirement medical reserves balances associated with the 1993 restructuring plan were as follows at December 31, 1997 and 1998:

                                                          (Dollars in Millions)
                                                        1997              1998
--------------------------------------------------------------------------------
Beginning of year                                     $157.8            $ 80.6
Utilization                                            (77.2)            (80.6)
                                                 -------------------------------
End of year                                           $ 80.6            $    0
                                                 ===============================

Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Bell Atlantic. Bell Atlantic maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former NYNEX companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. At the date of the merger, NYNEX common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of 0.768 of a share of Bell Atlantic common stock to one share of NYNEX common stock. Bell Atlantic recognizes leveraged ESOP cost based on the shares allocated method for this leveraged ESOP that held shares after December 31, 1989. We recognize ESOP cost based on our matching obligation attributable to our participating employees. We recorded savings plan costs for management employees of $19.8 million in 1999, $16.7 million in 1998 and $11.6 million in 1997. In addition to the ESOP, Bell Atlantic maintains savings plans for our associate employees. Compensation expense associated with these savings plans was $57.2 million in 1999, $44.6 million in 1998 and $43.7 million in 1997.


11.  INCOME TAXES

     The components of income tax expense are presented in the following table:

                                                                                         Years ended December 31
                                                                             -------------------------------------------
(Dollars in Millions)                                                               1999           1998          1997
------------------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                                       $316.1        $ 313.5        $120.6
    State and local                                                                  2.4            4.8           4.0
                                                                             -------------------------------------------
                                                                                   318.5          318.3         124.6
                                                                             -------------------------------------------
Deferred:
    Federal                                                                        141.2         (160.6)         96.4
    State and local                                                                  1.3           (3.5)          (.3)
                                                                             -------------------------------------------
                                                                                   142.5         (164.1)         96.1
                                                                             -------------------------------------------
                                                                                   461.0          154.2         220.7
Investment tax credits                                                              (8.9)         (10.3)        (13.1)
                                                                             -------------------------------------------
Total income tax expense                                                          $452.1        $ 143.9        $207.6
                                                                             ===========================================

     The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                                         Years ended December 31
                                                                             -------------------------------------------
                                                                                    1999           1998          1997
------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                                   35.0%          35.0%         35.0%
Investment tax credits                                                               (.4)          (1.4)         (1.4)
State income taxes, net of federal tax benefits                                       .2             .2            .4
Other, net                                                                          (1.0)          (2.4)         (1.4)
                                                                             -------------------------------------------
Effective income tax rate                                                           33.8%          31.4%         32.6%
                                                                             ===========================================

                           New York Telephone Company

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax (assets) liabilities are shown in the following table:

                                                                                   December 31
                                                                   -----------------------------------
(Dollars in Millions)                                                        1999               1998
------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Employee benefits                                                     $(1,340.0)         $(1,310.4)
  Investment tax credits                                                    (26.7)             (30.0)
  Other                                                                    (199.8)             (94.7)
                                                                   -----------------------------------
                                                                        $(1,566.6)          (1,435.1)
                                                                   -----------------------------------
Deferred tax liabilities:
  Depreciation                                                            1,019.0              877.0
  Other                                                                     211.5               79.8
                                                                   -----------------------------------
                                                                          1,230.5              956.8
                                                                   -----------------------------------
Net deferred tax (asset)                                                $  (336.1)         $  (478.3)
                                                                   ===================================

     Deferred tax assets include approximately $752 million at December 31, 1999 and $746 million at December 31, 1998 related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.


12.  ADDITIONAL FINANCIAL INFORMATION

      The tables below provide additional financial information related to our consolidated financial statements:

                                                                                   December 31
                                                                   -----------------------------------
(Dollars in Millions)                                                        1999               1998
------------------------------------------------------------------------------------------------------
 BALANCE SHEETS:
 Accounts payable and accrued liabilities:
   Accounts payable - affiliates                                        $ 1,155.8          $ 1,195.8
   Accounts payable - other                                                 858.8              793.6
   Accrued vacation pay                                                     171.1              178.8
   Accrued taxes                                                             59.6               42.0
   Accrued expenses                                                          36.5               24.3
   Interest payable - other                                                  74.9               86.6
   Interest payable - affiliate                                               ---                ---
                                                                   -----------------------------------
                                                                        $ 2,356.7          $ 2,321.1
                                                                   ===================================
 Other current liabilities:
   Advance billings and customer deposits                               $   199.3          $   180.2
   Deferred income taxes                                                    133.9              102.8
                                                                   -----------------------------------
                                                                        $   333.2          $   283.0
                                                                   ===================================


                                                                               Years ended December 31
                                                                    -----------------------------------------
(Dollars in Millions)                                                      1999          1998          1997
-------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
  Income taxes, net of amounts refunded                                  $290.8        $252.0        $280.0
  Interest, net of amounts capitalized                                    296.5         335.2         313.2

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                     310.5         343.8         332.1
Capitalized interest                                                       28.8          24.0          21.6
Advertising expense                                                        31.6          45.8          57.4

     Interest paid during the year includes $43.3 million in 1999, $47.5 million in 1998 and $46.2 million in 1997 related to short-term financing services provided by NYNEX. Interest paid during the year also includes $.5 million in 1999 and $.3 million in 1998 related to short-term financing services provided by Bell Atlantic Network Funding Corporation. In 1999, interest paid during the year also includes $19.6 million related to short-term financing services provided by Bell Atlantic Administrative Services, Inc. (see Note 6).

                           New York Telephone Company

     Advertising expense includes $28.2 million in 1999, $44.0 million in 1998 and $57.4 million in 1997 allocated to us by Telesector Resources. Advertising expense also includes $2.6 million in 1999 and $1.2 million in 1998 allocated to us by Bell Atlantic Network Services, Inc.

     At December 31, 1999 and 1998, $74.9 million and $65.1 million of bank overdrafts were classified as accounts payable.


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

(Dollars in Millions)                                 1999         1998          1997
----------------------------------------------------------------------------------------
Balance at beginning of year                        $ 48.8        $56.3        $ 95.0
Transferred via PSC order                              1.8          ---           ---
Amounts utilized for rebates                           ---          ---         (16.5)
Amounts reversed into revenues                       (15.2)        (7.5)        (22.2)
                                               -----------------------------------------
Balance at end of year                              $ 35.4        $48.8        $ 56.3
                                               =========================================

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

(Dollars in Millions)                                 1999          1998         1997
----------------------------------------------------------------------------------------
Balance at beginning of year                        $ 11.9        $  7.8       $ 47.3
Additional amounts accrued                            25.1          18.4         21.0
Transferred via PSC order                             (1.8)          ---          ---
Amounts utilized for rebates                          (8.6)         (2.5)       (60.5)
Amounts reversed into revenues                       (11.5)        (11.8)         ---
                                               -----------------------------------------
Balance at end of year                              $ 15.1        $ 11.9       $  7.8
                                               =========================================

     Of the remaining liability balance at December 31, 1999, $12.8 million is related to Plan Year 5 and $2.3 is related to Plan Year 4.

     Several state and federal regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

                           New York Telephone Company

14.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with Telesector Resources, NYNEX, Bell Atlantic Network Services, Inc. (NSI), Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic Administrative Services, Inc. (BAAS) and various other affiliates.

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

     We receive technical and support services from Bell Communications Research, Inc. (Bellcore), a company previously owned jointly by the regional holding companies. In 1997, Bell Atlantic and the other Bellcore owners sold their jointly owned investment in Bellcore. We continue to contract with Bellcore (now known as Telcordia Technologies, Inc.) for technical and support services. The costs of these services were billed to us separately through Telesector Resources until July 1998 and are now billed through NSI.

     We recognize interest expense/income in connection with contractual arrangements with NYNEX, BAAS and BANFC to provide short-term financing, investing and cash management services to us (see Note 6).

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

     On June 1, 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Bell Atlantic at its fair value in accordance with a Federal Communications Commission order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $345,651 to receive a 6.79% ownership interest in SMS/800. Our ownership percentage has increased to 8.49% as a result of the merger of SBC Communications, Inc. and Ameritech Corporation. In connection with our investment, we record equity income and receive cash dividends.

                           New York Telephone Company

     Transactions with affiliates are summarized as follows:

                                                                Years Ended December 31
                                                    -----------------------------------------
(Dollars in Millions)                                        1999          1998         1997
---------------------------------------------------------------------------------------------
Operating revenues:
   Yellow Pages directory revenues                       $  185.7      $  145.0     $  148.4
   Other revenue from affiliates                            144.7         102.3         86.9
                                                    -----------------------------------------
                                                            330.4         247.3        235.3
                                                    -----------------------------------------
Operating expenses:
   Telesector Resources                                     973.0       1,177.4      1,381.3
   NSI                                                      347.2         149.9          ---
   NYNEX                                                      (.8)         22.0         27.4
   Bellcore                                                   ---           ---         28.2
   Other                                                      3.7           6.1          6.2
                                                    -----------------------------------------
                                                          1,323.1       1,355.4      1,443.1
                                                    -----------------------------------------
Other income:
   Equity income from Telesector Resources                   38.2          31.4         36.0
   Equity income from SMS/800                                 2.0           ---          ---
   Interest income from NYNEX                                  .2            .1           .5
   Interest income from BANFC                                 2.4            .1          ---
                                                    -----------------------------------------
                                                             42.8          31.6         36.5
                                                    -----------------------------------------
Interest expense:
   Interest expense to NYNEX                                 37.9          48.1         46.2
   Interest expense to BAAS                                  28.0           ---          ---
   Interest expense to BANFC                                   .5            .3          ---
                                                    -----------------------------------------
                                                             66.4          48.4         46.2
                                                    -----------------------------------------

Distributions of additional paid-in capital to NYNEX        248.0         649.3        487.4

Dividends received from Telesector Resources                 51.3          42.9         16.5
Dividends received from SMS/800                               2.0           ---          ---

     Outstanding balances with affiliates are reported on the Balance Sheets at December 31, 1999 and 1998 as Note Receivable from Affiliate, Accounts Receivable - Affiliates, Notes Payable to Affiliates, and Accounts Payable and Accrued Liabilities - Affiliates.

     On November 23, 1999, we declared a dividend in the amount of $62.0 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on February 1, 2000.


15.  SEGMENT INFORMATION

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

                           New York Telephone Company

16.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                                              Income (Loss)
                                                                                                 Before
                                                       Operating          Operating           Extraordinary
Quarter Ended                                           Revenues        Income (Loss)              Item               Net Income
------------------------------------------------------------------------------------------------------------------------------------

                                                                             (Dollars in Millions)
1999:
March 31                                                $2,047.6             $  414.8              $  227.5              $  227.5
June 30                                                  2,158.3                489.8                 281.0                 278.3
September 30                                             2,097.9                302.0                 187.1                 187.1
December 31                                              2,120.2                349.8                 189.5                 189.5
                                                   --------------------------------------------------------------------------------
Total                                                   $8,424.0             $1,556.4              $  885.1              $  882.4
                                                   ================================================================================

1998:
March 31                                                $2,011.8             $  380.6              $  202.0              $  200.5
June 30                                                  2,151.9                464.1                 244.0                 238.0
September 30                                             2,025.9               (405.9)               (306.2)               (306.2)
December 31                                              2,080.3                328.8                 175.2                 175.2
                                                   --------------------------------------------------------------------------------
Total                                                   $8,269.9             $  767.6              $  315.0              $  307.5
                                                   ================================================================================

                           New York Telephone Company

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997
                              (Dollars in Millions)

                                                                       Additions
                                                           ----------------------------------
                                               Balance at                        Charged to
                                             Beginning of     Charged to     Other Accounts     Deductions  Balance at End
Description                                        Period       Expenses            Note(a)       Note (b)       of Period
---------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 1999                                          $169.2         $116.1             $196.6         $350.3         $131.6

Year 1998                                          $184.9         $112.1             $216.8         $344.6         $169.2

Year 1997                                          $166.9         $122.5             $256.5         $361.0         $184.9

Restructuring Reserves:

Year 1999                                          $  ---         $  ---             $  ---         $  ---         $  ---

Year 1998                                          $ 80.6         $  ---             $  ---         $ 80.6         $  ---

Year 1997                                          $160.8         $  ---             $  ---         $ 80.2         $ 80.6


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

                                    EXHIBITS





                       FILED WITH ANNUAL REPORT FORM 10-K

                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999



                           New York Telephone Company



                          COMMISSION FILE NUMBER 1-3435

Form 10-K for 1999
File No. 1-3435
Page 1 of 1

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