Form 10-Q
period 2000-03-31
NEW YORK TELEPHONE CO
filed 2000-05-12
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            ______________________

                                   FORM 10-Q
                            ______________________


 (Mark one)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                          __________________________


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

                           New York Telephone Company

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME





                                                    Three Months Ended March 31,
                                                    ----------------------------
(Dollars in Millions) (Unaudited)                       2000           1999
--------------------------------------------------------------------------------

OPERATING REVENUES
   (including $62.2 and $45.8 from affiliates)         $2,080.6      $ 2,047.6
                                                    ----------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes              538.9          564.9
Depreciation and amortization                             395.8          370.7
Other (including $332.0 and $290.6 to affiliates)         789.6          697.2
                                                    ----------------------------
                                                        1,724.3        1,632.8
                                                    ----------------------------

OPERATING INCOME                                          356.3          414.8

OTHER INCOME, NET
   (including $13.0 and $9.1 from affiliates)              17.3           12.2

INTEREST EXPENSE
   (including $27.5 and $17.8 to affiliates)               85.4           82.0
                                                    ----------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  288.2          345.0

PROVISION FOR INCOME TAXES                                 98.7          117.5
                                                    ----------------------------

NET INCOME                                             $  189.5      $   227.5
                                                    ============================



            See Notes to Condensed Consolidated Financial Statements.

                           New York Telephone Company

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                    March 31,       December 31,
(Dollars in Millions) (Unaudited)                     2000              1999
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                 $  ---            $  78.3
Short-term investments                                224.7              337.0
Note receivable from affiliate                        565.0              251.3
Accounts receivable:
    Trade and other, net of allowances for
         uncollectibles of $120.4 and $131.6        1,542.4            1,556.4
    Affiliates                                        142.5              176.2
Material and supplies                                  97.4              104.7
Prepaid expenses                                      138.1              114.7
Other                                                  83.1               72.1
                                               ---------------------------------
                                                    2,793.2            2,690.7
                                               ---------------------------------

PLANT, PROPERTY AND EQUIPMENT                      24,470.9           24,108.0
Less accumulated depreciation                      13,843.9           13,570.6
                                               ---------------------------------
                                                   10,627.0           10,537.4
                                               ---------------------------------

DEFERRED INCOME TAXES                                 417.8              483.9
                                               ---------------------------------

OTHER ASSETS                                          505.1              384.8
                                               ---------------------------------

TOTAL ASSETS                                      $14,343.1          $14,096.8
                                               =================================



            See Notes to Condensed Consolidated Financial Statements.

                           New York Telephone Company

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                     March 31,      December 31,
(Dollars in Millions) (Unaudited)                      2000            1999
--------------------------------------------------------------------------------

CURRENT LIABILITIES Debt maturing within one year:
 Note payable to affiliates                         $ 2,113.8       $ 1,961.6
 Other                                                    3.0            72.9
Accounts payable and accrued liabilities:
 Affiliates                                           1,134.3         1,155.8
 Other                                                1,315.8         1,200.9
Other liabilities                                       333.9           333.2
                                                  ------------------------------
                                                      4,900.8         4,724.4
                                                  ------------------------------

LONG-TERM DEBT                                        3,616.8         3,617.0
                                                  ------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                          3,343.2         3,446.3
                                                  ------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                    14.6            14.3
Unamortized investment tax credits                       72.9            74.4
Other                                                   203.6           189.6
                                                  ------------------------------
                                                        291.1           278.3
                                                  ------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                 1.0             1.0
Additional paid-in capital                            1,270.6         1,299.7
Reinvested earnings                                     921.7           732.2
Accumulated other comprehensive loss                     (2.1)           (2.1)
                                                  ------------------------------
                                                      2,191.2         2,030.8
                                                  ------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT       $14,343.1       $14,096.8
                                                  ==============================


            See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                    ----------------------------
(Dollars in Millions) (Unaudited)                          2000         1999
--------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $  687.9     $  748.8
                                                    ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                       112.3        116.7
Capital expenditures                                      (558.0)      (395.3)
Net change in note receivable from affiliate              (313.7)         ---
Other, net                                                 (22.5)       (28.2)
                                                    ----------------------------
Net cash used in investing activities                     (781.9)      (306.8)
                                                    ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
  lease obligations                                        (70.7)         (.6)
Net change in note payable to affiliate                    152.2       (311.3)
Distributions of additional paid-in capital                (62.0)      (101.4)
Net change in outstanding checks drawn
  on controlled disbursement accounts                       (3.8)       (16.6)
                                                    ----------------------------
Net cash provided by/(used in) financing activities         15.7       (429.9)
                                                    ----------------------------

NET CHANGE IN CASH                                         (78.3)        12.1

CASH, BEGINNING OF PERIOD                                   78.3         50.4
                                                    ----------------------------

CASH, END OF PERIOD                                     $    ---     $   62.5
                                                    ============================


            See Notes to Condensed Consolidated Financial Statements.

                          New York Telephone Company

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     New York Telephone Company and its wholly owned subsidiary, Empire City Subway Company (Limited) are wholly owned subsidiaries of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission
(SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the consolidated financial statements included in our 1999 Annual Report on Form 10-K.

2.   Dividend

     On March 28, 2000, we declared a dividend in the amount of $29.1 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on May 1, 2000.

3.   Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

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

FASB Interpretation - Stock Compensation

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

     The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

                           New York Telephone Company

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," currently which must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

4.   Shareowner's Investment

                                                                                                                  Accumulated
                                                                                 Additional                           Other
                                                                  Common          Paid-in        Reinvested      Comprehensive
(Dollars in Millions)                                             Stock           Capital         Earnings            Loss
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                        $1.0          $1,299.7            $732.2          $(2.1)
Net income                                                                                             189.5
Distributions of additional paid-in capital
 declared to NYNEX                                                                   (29.1)
                                                          -----------------------------------------------------------------------
Balance at March 31, 2000                                            $1.0         $1,270.6            $921.7          $(2.1)
                                                          ================ ================= ================= ==================

     Net income and comprehensive income were the same for the three months ended March 31, 2000 and 1999.

5.   Commitments and Contingencies

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

(Dollars in Millions)
--------------------------------------------------------------
Balance at December 31, 1999                       $  35.4
Amounts utilized for rebates                           ---
Amounts reversed into revenues                         ---
                                              -----------------
Balance at March 31, 2000                           $ 35.4
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

(Dollars in Millions)
--------------------------------------------------------------
Balance at December 31, 1999                        $  15.1
Additional amounts accrued                              1.8
Amounts utilized for rebates                           (2.8)
                                              -----------------
Balance at March 31, 2000                           $  14.1
                                              =================

                           New York Telephone Company

     Several state and federal regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

6.   Proposed Bell Atlantic - GTE Merger

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

     The companies are targeting completion of the merger in the second quarter of 2000. In April 2000, Bell Atlantic announced that the combined company will be called Verizon Communications.

                          New York Telephone Company

Item 2. Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

     We reported net income of $189.5 million for the three month period ended March 31, 2000, compared to net income of $227.5 million for the same period in 1999.

     Our results for 1999 were affected by special items. The special items included our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources) and our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

Merger-related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $5.7 million in the first quarter of 1999. Of this amount, $.3 million was recorded in Employee Costs and $5.4 million was recorded in Other Operating Expenses.

     Transition and integration costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs were expensed as incurred.



OPERATING REVENUE STATISTICS
----------------------------

                                                 2000         1999      % Change
--------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)*
   Residence                                     7,766       7,594         2.3%
   Business                                      4,201       4,157         1.1
   Public                                          164         165         (.6)
                                             ---------------------
                                                12,131      11,916         1.8
                                             =====================
Three Months Ended March 31,
Access Minutes of Use (in millions)             11,682      11,679         ---
                                             =====================


*1999 reflects a restatement of access lines in service



OPERATING REVENUES
------------------
(Dollars in Millions)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                        2000           1999
-------------------------------------------------------------------------------
Local services                                      $1,349.7       $1,283.4
Network access services                                572.7          564.3
Long distance services                                  59.1           62.0
Ancillary services                                      99.1          137.9
                                                 -------------------------------
Total                                               $2,080.6       $2,047.6
                                                 ===============================

                           New York Telephone Company

LOCAL SERVICES

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $66.3         5.2%
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

     Local service revenues increased in the first quarter of 2000 due to the reversal of an accrual as a result of a favorable resolution of a state regulatory matter and higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 1.8% from March 31, 1999. Revenue growth also reflects higher customer demand and usage of our national directory assistance services.

     Growth in local service revenues was partially offset by the effect of resold access lines and the provision of unbundled network elements to competitive local exchange carriers, lower business and residence message volumes, and lower revenues from our pay phone services due to the increasing popularity of wireless communications.


NETWORK ACCESS SERVICES

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                         $8.4         1.5%
--------------------------------------------------------------------------------

     Network access revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

     Network access revenue growth in the first quarter of 2000 was mainly attributable to increased demand for special access services, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services also contributed to revenue growth in the first quarter of 2000.

     In addition, network access revenues included higher revenues received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission (FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

     Revenue growth was substantially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $123 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $78 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $37 million annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates.

                          New York Telephone Company


LONG DISTANCE SERVICES

      2000 - 1999                                              (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(2.9)       (4.7)%
--------------------------------------------------------------------------------

     Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the New York State Public Service Commission (NYSPSC) and the Connecticut Department of Public Utility Control (CDPUC), except where they cross state lines. Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), private line services and corridor services (between LATAs in New York City and northern New Jersey).

     The decline in long distance revenues in the first quarter of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. The decline in long distance revenue was partially offset by price increases implemented on certain toll services.


ANCILLARY SERVICES

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(38.8)      (28.1)%
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

     Ancillary services revenues decreased in the first quarter of 2000 due to an accrual for state regulatory matters and lower payments received from Yellow Pages for earnings related to its directory activities. These decreases were partially offset by higher revenues from our billing and collection services and higher payments received from competitive local exchange carriers for interconnection of their networks with our network. Higher facilities rental revenues received from affiliates further offset the decreases in ancillary services revenues in the first quarter of 2000.

                           New York Telephone Company

OPERATING EXPENSES
------------------
(Dollars in Millions)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2000         1999
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes          $  538.9     $  564.9
Depreciation and amortization                            395.8        370.7
Other operating expenses                                 789.6        697.2
                                                    ----------------------------
Total                                                 $1,724.3     $1,632.8
                                                    ============================

EMPLOYEE COSTS

      2000 - 1999                                              (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(26.0)       (4.6)%
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

     Employee costs decreased in the first quarter of 2000 primarily as a result of lower pension and benefits costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees. The effect of lower work force levels also contributed to the decrease in employee costs, but to a lesser extent.

     These cost reductions were partially offset by higher overtime payments and annual salary and wage increases for management and associate employees.


DEPRECIATION AND AMORTIZATION

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $25.1         6.8%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first quarter of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER OPERATING EXPENSES

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $92.4        13.3%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses in the first quarter of 2000 was largely attributable to higher combined centralized services expenses allocated from Telesector Resources, NYNEX and NSI and higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks. The effect of a reversal in 1999 of an accrual for a tax-related matter also contributed to the increase in other operating expenses.

                           New York Telephone Company

OTHER INCOME, NET

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                         $5.1        41.8%
--------------------------------------------------------------------------------

     The change in other income, net, was primarily attributable to additional interest income associated with a note receivable from an affiliate.


INTEREST EXPENSE

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                         $3.4         4.1%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first quarter of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2000                                                       34.2%
--------------------------------------------------------------------------------
      1999                                                       34.1%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in the first quarter of 2000 due to lower investment tax credit amortization in the first quarter of 2000.



FINANCIAL CONDITION
-------------------
     We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both March 31, 2000 and 1999 and December 31, 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

     We obtain our short-term financing through advances from Bell Atlantic Administrative Services, Inc. (BAAS) and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of March 31, 2000, we had $50.0 million available under our line of credit with BANFC, and no borrowings outstanding. We had $2,113.8 million outstanding with BAAS at March 31, 2000. In addition, we had $400.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the rating of our securities under review for a potential downgrade.

     Our debt ratio was 72.4% at March 31, 2000, compared to 76.4% at March 31, 1999 and 73.6% at December 31, 1999.

     On March 28, 2000, we declared a dividend in the amount of $29.1 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on May 1, 2000.

                           New York Telephone Company

OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

Price Caps

     As previously reported, in May 1999, the U. S. Court of Appeals reversed the FCC order that adopted the current 6.5% productivity factor applied to interstate access rates, but granted the FCC a stay of its order until April 1, 2000. The Court has further extended the stay until June 30, 2000 to allow the FCC time to consider an industry proposal to further restructure access rates.

Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

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

FASB Interpretation - Stock Compensation

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

     The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

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


Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits:

             Exhibit Number

             27 Financial Data Schedule.


        (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                           New York Telephone Company

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NEW YORK TELEPHONE COMPANY


Date: May 12, 2000                     By /s/ Edwin F. Hall
                                          --------------------------------------
                                              Edwin F. Hall
                                              Chief Financial Officer
                                              and Controller


       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 10, 2000.