Form 10-Q/A
period 2000-06-30
VERIZON NEW YORK INC
filed 2000-10-13
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                  FORM 10-Q/A

                                Amendment No. 1
                             _____________________


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

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 in order to revise Item 1, Financial Statements, and
Item 2, Management's Discussion and Analysis of Results of Operations, of Part I and Exhibit 27, Financial Data Schedule, for the effect of certain inventory adjustments (see Note 7).

                             Verizon New York Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


              REVISED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                          ---------------------------------------------------------
(Dollars in Millions) (Unaudited)                                    2000          1999           2000         1999
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
 (including $160.1, $127.0, $222.3 and
  $172.8 from affiliates)                                        $2,179.7      $2,158.3       $4,260.3     $4,205.9
                                                          ---------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $413.4, $342.3
 $745.4 and $632.9 to affiliates)                                 1,565.2       1,290.5        2,893.7      2,552.0
Depreciation and amortization                                       398.7         378.0          794.5        748.7
                                                          ---------------------------------------------------------
                                                                  1,963.9       1,668.5        3,688.2      3,300.7
                                                          ---------------------------------------------------------

OPERATING INCOME                                                    215.8         489.8          572.1        905.2

OTHER INCOME, NET
 (including $21.3, $11.1, $34.3 and
  $20.2 from affiliates)                                             25.7          13.4           43.0         25.0

INTEREST EXPENSE
 (including $37.0, $16.5, $64.5 and
  $34.3 to affiliates)                                               97.0          78.3          182.4        160.3
                                                          ---------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM                                             144.5         424.9          432.7        769.9

PROVISION FOR INCOME TAXES                                           48.8         143.9          147.5        261.4
                                                          ---------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                     95.7         281.0          285.2        508.5

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                              ---          (2.7)           ---         (2.7)
                                                          ---------------------------------------------------------


NET INCOME                                                       $   95.7      $  278.3       $  285.2     $  505.8
                                                          =========================================================



       See Notes to Revised Condensed Consolidated Financial Statements.

                             Verizon New York Inc.

                 REVISED CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                    ------


(Dollars in Millions) (Unaudited)                                  June 30, 2000  December 31, 1999
---------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                   $     ---          $    78.3
Short-term investments                                                     112.3              337.0
Note receivable from affiliate                                           1,186.7              251.3
Accounts receivable:
 Trade and other, net of allowances for
     uncollectibles of $195.7 and $131.6                                 1,466.9            1,556.4
 Affiliates                                                                196.5              176.2
Material and supplies                                                       67.3              104.7
Prepaid expenses                                                            87.2              114.7
Other                                                                       68.6               72.1
                                                                 ----------------------------------
                                                                         3,185.5            2,690.7
                                                                 ----------------------------------

PLANT, PROPERTY AND EQUIPMENT                                           24,873.0           24,108.0
Less accumulated depreciation                                           13,996.8           13,570.6
                                                                 ----------------------------------
                                                                        10,876.2           10,537.4
                                                                 ----------------------------------


DEFERRED INCOME TAXES                                                      385.3              483.9
                                                                 ----------------------------------

OTHER ASSETS                                                               546.6              384.8
                                                                 ----------------------------------


TOTAL ASSETS                                                           $14,993.6          $14,096.8
                                                                 ==================================



       See Notes to Revised Condensed Consolidated Financial Statements.

                             Verizon New York Inc.


                 REVISED CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


(Dollars in Millions) (Unaudited)                                                        June 30, 2000   December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliates                                                                  $ 2,880.3           $ 1,961.6
 Other                                                                                             3.0                72.9
Accounts payable and accrued liabilities:
 Affiliates                                                                                    1,141.2             1,155.8
 Other                                                                                         1,304.0             1,200.9
Other liabilities                                                                                290.3               333.2
                                                                                       -----------------------------------
                                                                                               5,618.8             4,724.4
                                                                                       -----------------------------------

LONG-TERM DEBT                                                                                 3,616.7             3,617.0
                                                                                       -----------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                   3,234.2             3,446.3
                                                                                       -----------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                             15.8                14.3
Unamortized investment tax credits                                                                71.5                74.4
Other                                                                                            185.8               189.6
                                                                                       -----------------------------------
                                                                                                 273.1               278.3
                                                                                       -----------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                          1.0                 1.0
Additional paid-in capital                                                                     1,241.5             1,299.7
Reinvested earnings                                                                            1,010.4               732.2
Accumulated other comprehensive loss                                                              (2.1)               (2.1)
                                                                                       -----------------------------------
                                                                                               2,250.8             2,030.8
                                                                                       -----------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                $14,993.6           $14,096.8
                                                                                       ===================================



       See Notes to Revised Condensed Consolidated Financial Statements.

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
                                                                                             ============================



       See Notes to Revised Condensed Consolidated Financial Statements.

                             Verizon New York Inc.

         NOTES TO REVISED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

5.  Shareowner's Investment

                                                                                                   Accumulated
                                                                     Additional                          Other
                                                             Common     Paid-In    Reinvested   Comprehensive
(Dollars in Millions)                                         Stock     Capital      Earnings            Loss
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                   $1.0    $1,299.7     $  732.2           $(2.1)
Net income                                                                             285.2
Distributions of additional paid-in capital
 declared to parent                                                       (58.2)
Other                                                                                   (7.0)
                                                           -------------------------------------------------
Balance at June 30, 2000                                       $1.0    $1,241.5     $1,010.4           $(2.1)
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

7.   Revision of Financial Statements

     Subsequent to the original filing of this report on August 14, 2000, we discovered certain inventory adjustments and other items that were not properly recorded in the quarter ended June 30, 2000 and required the financial statements to be revised. Our financial statements have been revised as follows:

                                                    As previously
(Dollars in Millions)                                  Reported      As revised
--------------------------------------------------------------------------------
Three Months Ended June 30, 2000:
  Operating Expenses - Operations and Support       $ 1,585.5       $ 1,565.2
  Operating Income                                      195.5           215.8
  Provision for Income Taxes                             41.5            48.8
  Net Income                                             82.7            95.7

Six Months Ended June 30, 2000:
  Operating Expenses - Operations and Support         2,914.0         2,893.7
  Operating Income                                      551.8           572.1
  Provision for Income Taxes                            140.2           147.5
  Net Income                                            272.2           285.2

At June 30, 2000:
  Assets
  Materials and Supplies                                 47.0            67.3
  Deferred Income Taxes - Noncurrent                    392.3           385.3
  Total Assets                                       14,980.3        14,993.6

  Liabilities and Shareowner's Investment
  Other Liabilities - Current                           290.0           290.3
  Reinvested Earnings                                   997.4         1,010.4
  Total Shareowner's Investment                       2,237.8         2,250.8
  Total Liabilities and Shareowner's Investment      14,980.3        14,993.6

                             Verizon New York Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
            (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

    We reported net income of $285.2 million for the six month period ended June 30, 2000, compared to net income of $505.8 million for the same period in 1999.

    Our results for 2000 and 1999 were affected by special items. The special items in both periods included our allocated share of charges from Verizon Services Corp. (Verizon Services).

    The following table shows how special items are reflected in our condensed consolidated statements of income for each period:

                                                                                        (Dollars in Millions)
Six Months Ended June 30,                                                                 2000        1999
------------------------------------------------------------------------------------------------------------
Operating Revenues
 Regulatory contingencies                                                               $ 20.6        $  ---
                                                                                      ----------------------

Operations and Support Expenses
 Bell Atlantic-GTE merger direct incremental costs                                          .9           ---
 Bell Atlantic-GTE merger severance costs                                                 21.6           ---
 Allocated Bell Atlantic-GTE merger direct incremental, severance
  and transition costs                                                                    77.6           ---
 Bell Atlantic-NYNEX merger transition costs                                               ---           4.7
 Allocated Bell Atlantic-NYNEX merger transition costs                                     ---          13.3
 Other charges and special items                                                         136.2           ---
                                                                                      ----------------------
                                                                                         236.3          18.0
                                                                                      ----------------------


Interest Expense
 Regulatory contingencies                                                                  9.9           ---
                                                                                      ----------------------
Total                                                                                   $266.8         $18.0
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

Other Charges and Special Items

    In the second quarter of 2000, we recorded other charges and special items totaling approximately $136.2 million in connection with consolidating operations and combining organizations and for other nonrecurring items arising in the quarter. These charges included costs for the write-off of accounts receivable, inventory adjustments, legal contingencies and other miscellaneous items.

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

                             Verizon New York Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Months Ended June 30,                                                                          2000      1999
-----------------------------------------------------------------------------------------------------------------
Operations and support:
 Employee costs, including benefits and taxes                                                  $1,127.6  $1,095.9
 Other operating expenses                                                                       1,766.1   1,456.1
                                                                                            ---------------------
Total operations and support                                                                    2,893.7   2,552.0
                                                                                            ---------------------


Depreciation and amortization                                                                     794.5     748.7
                                                                                            ---------------------
Total                                                                                          $3,688.2  $3,300.7
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

                             Verizon New York Inc.

OTHER OPERATING EXPENSES

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Six months                                          $310.0        21.3%
--------------------------------------------------------------------------------

    Other operating expenses consist of contract services including centralized services expenses allocated from NYNEX and Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

    The increase in other operating expenses was largely attributable to the effect of merger-related costs and other special items recorded in the second quarter of 2000. These charges totaled $213.8 million and were comprised of our allocated share of $27.2 million for employee severance, $45.0 million for direct incremental and $5.4 million for transition merger-related costs incurred by Verizon Services, and $136.2 million for other miscellaneous expense items. Other miscellaneous expense items included $73.8 million for write-offs of accounts receivable, $37.2 million for inventory adjustments, $16.1 million for legal contingencies and $9.1 million for other items. Also contributing to the increase in other operating expenses were higher combined centralized services expenses allocated from NYNEX and Verizon Services and higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks. The effect of a reversal in 1999 of an accrual for a tax-related matter further contributed to the increase in other operating expenses.

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


EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30,
--------------------------------------------------------------------------------
      2000                                                    34.1%
--------------------------------------------------------------------------------
      1999                                                    34.0%
--------------------------------------------------------------------------------

    The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in the first six months of 2000 principally due to non-recurring income tax benefits recorded in 1999.



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

                 3a(i) Certificate of Amendment of Certificate of Incorporation filed August 1, 2000.*

                 27     Amended Financial Data Schedule.

                  * Previously filed.

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



                                    VERIZON NEW YORK INC.



Date: October 13, 2000              By  /s/ Edwin F. Hall
                                       ---------------------------------------
                                            Edwin F. Hall
                                            Chief Financial Officer
                                            and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                 EXHIBIT INDEX

                 Exhibit Number

                 3a(i) Certificate of Amendment of Certificate of Incorporation filed August 1, 2000.*

                 27     Amended Financial Data Schedule.

                 *  Previously filed.