Form 10-Q
period 2000-09-30
VERIZON NEW YORK INC
filed 2000-11-14
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-Q
                             ---------------------


(Mark one)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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


                        Telephone Number (212) 395-2121

                           -------------------------

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF VERIZON COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

                             Verizon New York Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                                       -------------------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                2000                1999               2000              1999
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $58.3, $48.0, $280.6 and
     $220.8 from affiliates)                                 $2,039.9            $2,097.9           $6,300.2          $6,303.8
                                                       -------------------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $372.3,
   $335.9, $1,117.7 and $968.8 to affiliates)                 1,376.9             1,369.1            4,270.6           3,921.1
Depreciation and amortization                                   409.3               386.5            1,203.8           1,135.2
                                                       -------------------------------------------------------------------------
                                                              1,786.2             1,755.6            5,474.4           5,056.3
                                                       -------------------------------------------------------------------------

OPERATING INCOME                                                253.7               342.3              825.8           1,247.5

OTHER INCOME, NET
   (including $39.6, $10.8, $73.9 and
     $31.0 from affiliates)                                      41.7                12.1               84.7              37.1

INTEREST EXPENSE
   (including $46.7, $13.5, $111.2 and
     $47.8 to affiliates)                                        97.1                73.2              279.5             233.5
                                                       -------------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME
   TAXES AND EXTRAORDINARY ITEM                                 198.3               281.2              631.0           1,051.1

PROVISION FOR INCOME TAXES                                       62.6                94.1              210.1             355.5
                                                       -------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                135.7               187.1              420.9             695.6

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                          ---                 ---                ---              (2.7)
                                                       -------------------------------------------------------------------------

NET INCOME                                                   $  135.7            $  187.1           $  420.9          $  692.9
                                                       =========================================================================

           See Notes to Condensed Consolidated Financial Statements.

                             Verizon New York Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                    ------


(Dollars in Millions)                            September 30, 2000      December 31, 1999
--------------------------------------------------------------------------------------------
                                                     (Unaudited)
CURRENT ASSETS
Cash                                                     $      ---              $    78.3
Short-term investments                                          ---                  337.0
Note receivable from affiliate                                597.7                  251.3
Accounts receivable:
   Trade and other, net of allowances for
         uncollectibles of $172.0 and $131.6                1,609.4                1,556.4
   Affiliates                                                 174.8                  176.2
Material and supplies                                          59.6                  104.7
Prepaid expenses                                              199.2                  114.7
Other                                                          70.0                   72.1
                                                 -------------------------------------------
                                                            2,710.7                2,690.7
                                                 -------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                              25,331.2               24,108.0
Less accumulated depreciation                              14,332.0               13,570.6
                                                 -------------------------------------------
                                                           10,999.2               10,537.4
                                                 -------------------------------------------

DEFERRED INCOME TAXES                                         324.7                  483.9
                                                 -------------------------------------------

OTHER ASSETS                                                  562.3                  384.8
                                                 -------------------------------------------

TOTAL ASSETS                                              $14,596.9              $14,096.8
                                                 ===========================================

            See Notes to Condensed Consolidated Financial Statements.

                              Verizon New York Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Millions)                                                         September 30, 2000      December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliates                                                          $ 2,498.5              $ 1,961.6
   Other                                                                                     3.1                   72.9
Accounts payable and accrued liabilities:
   Affiliates                                                                            1,084.8                1,155.8
   Other                                                                                 1,391.6                1,200.9
Other liabilities                                                                          341.0                  333.2
                                                                              ----------------------------------------------
                                                                                         5,319.0                4,724.4
                                                                              ----------------------------------------------

LONG-TERM DEBT                                                                           3,616.6                3,617.0
                                                                              ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                             3,052.0                3,446.3
                                                                              ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                       16.0                   14.3
Unamortized investment tax credits                                                          70.0                   74.4
Other                                                                                      165.9                  189.6
                                                                              ----------------------------------------------
                                                                                           251.9                  278.3
                                                                              ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                    1.0                    1.0
Additional paid-in capital                                                               1,212.4                1,299.7
Reinvested earnings                                                                      1,146.1                  732.2
Accumulated other comprehensive loss                                                        (2.1)                  (2.1)
                                                                              ----------------------------------------------
                                                                                         2,357.4                2,030.8
                                                                              ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                          $14,596.9              $14,096.8
                                                                              ==============================================

            See Notes to Condensed Consolidated Financial Statements.

                              Verizon New York Inc.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Nine Months Ended September 30,
                                                                               -----------------------------------------
(Dollars in Millions) (Unaudited)                                                          2000                 1999
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $1,376.3             $1,712.8
                                                                               -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                      337.0                349.9
Capital expenditures                                                                   (1,649.9)            (1,543.7)
Net change in note receivable from affiliate                                             (346.4)               (15.2)
Other, net                                                                               (156.0)                76.0
                                                                               -----------------------------------------
Net cash used in investing activities                                                  (1,815.3)            (1,133.0)
                                                                               -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                                                ---                (32.1)
Principal repayments of borrowings and capital lease obligations                          (72.1)               (37.6)
Net change in note payable to affiliate                                                   536.9               (337.4)
Distributions of additional paid-in capital                                              (120.2)              (225.4)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                   16.1                  2.3
                                                                               -----------------------------------------
Net cash provided by/(used in) financing activities                                       360.7               (630.2)
                                                                               -----------------------------------------

NET CHANGE IN CASH                                                                        (78.3)               (50.4)

CASH, BEGINNING OF PERIOD                                                                  78.3                 50.4
                                                                               -----------------------------------------

CASH, END OF PERIOD                                                                    $    ---            $     ---
                                                                               =========================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon New York Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      Verizon New York Inc., formerly New York Telephone Company, is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.    Bell Atlantic - GTE Merger

      On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

      Results of operations for the nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $94.7 million, consisting of $45.9 million for direct incremental costs and $48.8 million for employee severance costs. These costs include approximately $72.2 million representing our allocated share of merger-related costs from Verizon Services Corp. (Verizon Services), an affiliate which provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

      Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Accounts Payable and Accrued Liabilities - Other.

Transition Costs

      In addition to the direct merger-related and severance costs, over the next several years, we expect to incur transition costs related to the merger. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. These costs will include our allocated share of merger-related costs from Verizon Services. They also include advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the nine month period ended September 30, 2000, we incurred $9.5 million of transition costs. These costs include approximately $9.3 million, representing our allocated share of transition costs from Verizon Services.

Other Related Actions

      During the second quarter of 2000, we also recorded a $.8 million charge for other actions in relation to the merger or other strategic decisions. This charge included the write-off of duplicate assets.

                             Verizon New York Inc.

3.    Dividend

      On September 7, 2000, we declared a dividend in the amount of $29.1 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on November 1, 2000.

4.    Debt

      In the second quarter of 1999, we repurchased $32.1 million of 9.375% debentures, due July 15, 2031. We recorded an extraordinary loss related to this transaction of $2.7 million (net of an income tax benefit of $1.5 million).

5.    Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

      We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which we will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. We are currently assessing the impact of adopting SAB No. 101.

6.    Shareowner's Investment


                                                                                                                    Accumulated
                                                                               Additional                                 Other
                                                                 Common           Paid-in        Reinvested       Comprehensive
(Dollars in Millions) (Unaudited)                                 Stock           Capital          Earnings                Loss
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                       $1.0          $1,299.7         $   732.2              $(2.1)
Net income                                                                                            420.9
Distributions of additional paid-in capital
   declared to parent                                                               (87.3)
Other                                                                                                  (7.0)
                                                          -----------------------------------------------------------------------
Balance at September 30, 2000                                      $1.0          $1,212.4         $ 1,146.1              $(2.1)
                                                          =======================================================================

      Net income and comprehensive income were the same for the nine months ended September 30, 2000 and 1999.

                             Verizon New York Inc.

7.    Commitments and Contingencies

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

      Federal and state regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis in 2000 by approximately $275 to $325 million, based on preliminary estimates. The estimated impact on each operating telephone subsidiary, including the Company, is currently being assessed.

                             Verizon New York Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

      We reported net income of $420.9 million for the nine month period ended September 30, 2000, compared to net income of $692.9 million for the same period in 1999.

      Our results for 2000 and 1999 were affected by special items. The special items in both periods included our allocated share of charges from Verizon Services Corp. (Verizon Services), an affiliate which provides centralized services on a contract basis.

      The following table shows how special items are reflected in our condensed consolidated statements of income for each period:


                                                                                                         (Dollars in Millions)
Nine Months Ended September 30,                                                                     2000               1999
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingencies                                                                       $ 20.6            $   ---
                                                                                      -----------------------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                                 45.9                ---
  Bell Atlantic-GTE merger severance costs                                                          48.8                ---
  Bell Atlantic-GTE merger transitions costs                                                         9.5                ---
  Bell Atlantic-GTE merger other related actions                                                      .8                ---
  Bell Atlantic-NYNEX merger transition costs                                                        ---               29.2
  Other charges and special items                                                                  135.4                ---
                                                                                      -----------------------------------------
                                                                                                   240.4               29.2
                                                                                      -----------------------------------------

Interest Expense
   Regulatory contingencies                                                                          9.9                ---
                                                                                      -----------------------------------------
Net impact on income before provision for income taxes and extraordinary item                     $270.9            $  29.2
                                                                                      =========================================

Extraordinary Item
   Early extinguishment of debt, net of tax                                                       $  ---            $  (2.7)
                                                                                       ==================== ====================

      What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

      On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. (Verizon Communications). The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

      Results of operations for the nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $94.7 million, consisting of $45.9 million for direct incremental costs and $48.8 million for employee severance costs. These costs include approximately $72.2 million representing our allocated share of merger-related costs from Verizon Services. Costs allocated from Verizon Services are included in Operations and Support Expenses.

      Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of

                             Verizon New York Inc.

benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Accounts Payable and Accrued Liabilities - Other.

Transition Costs

      In addition to the direct merger-related and severance costs, over the next several years, we expect to incur transition costs related to the merger. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. These costs will include our allocated share of merger-related costs from Verizon Services. They also include advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the nine month period ended September 30, 2000, we incurred $9.5 million of transition costs. These costs include approximately $9.3 million, representing our allocated share of transition costs from Verizon Services.

Other Related Actions

      During the second quarter of 2000, we also recorded a $.8 million charge for other actions in relation to the merger or other strategic decisions. This charge included the write-off of duplicate assets.

Other Charges and Special Items

Regulatory Contingencies

      In the second quarter of 2000, we recognized charges for regulatory matters totaling $30.5 million. We recorded reductions to operating revenue in the amount of $20.6 million and charges to interest expense of $9.9 million. These matters relate to specific issues currently under investigation by federal and state regulatory commissions. We believe that it is probable that the ultimate resolution of these matters will result in refunds to our customers, including interest.

Other Items

      In the second quarter of 2000, we recorded other charges and special items totaling approximately $135.4 million. These charges included costs for the write-off of accounts receivable, inventory adjustments, legal contingencies and other miscellaneous items.

Bell Atlantic - NYNEX Merger

Merger-Related Costs

      In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related transition costs of $29.2 million the first nine months of 1999. These costs included approximately $23.8 million, representing our allocated share of transition costs from Verizon Services.

      Transition costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modification costs and advertising and branding costs. Transition costs were expensed as incurred.

Extraordinary Item

      In the first nine months of 1999, we recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $2.7 million (net of an income tax benefit of $1.5 million). You may find additional information about this extraordinary charge in Note 4 to the condensed consolidated financial statements.

These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2000 and 1999 are discussed in the following sections.

                             Verizon New York Inc.

OPERATING REVENUE STATISTICS
----------------------------
                                                   2000     1999     % Change
--------------------------------------------------------------------------------
At September 30,
Access Lines in Service (in thousands)*
   Residence                                      7,823    7,682        1.8%
   Business                                       4,355    4,362        (.2)
   Public                                           163      165       (1.2)
                                               ---------------------------------
                                                 12,341   12,209        1.1
                                               =================================
Nine Months Ended September 30,
Access Minutes of Use (in millions)              33,870   35,537       (4.7)
                                               =================================

*1999 reflects a restatement of access lines in service


OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30,                      2000               1999
--------------------------------------------------------------------------------
Local services                                   $3,911.7           $3,949.2
Network access services                           1,675.3            1,717.5
Long distance services                              165.0              181.4
Other services                                      548.2              455.7
                                          --------------------------------------
Total                                            $6,300.2           $6,303.8
                                          ======================================


LOCAL SERVICES


      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Nine months                                         $(37.5)        (.9)%
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

      Local service revenues decreased in the first nine months of 2000 primarily due to effect of resold and UNE platform access lines, lower business and residence message volumes, and price reductions on certain local exchange services. Lower revenues from the collection of gross receipts taxes caused by a decline in the number of customers subject to the tax and a reduction in the gross receipts tax rate also contributed to the decrease in local service revenues. Revenue was further reduced by a special charge of $10.0 million for a contingency associated with a regulatory matter, as described in the Results of Operations section, and lower revenues received from the placement of public telephones at customer locations.

      These decreases in local service revenues were substantially offset by higher usage of our network facilities and a favorable resolution of a state regulatory matter. Revenue growth was generated, in part, by an increase in access lines in service of 1.1% from September 30, 1999.

      The effect of an 18-day work stoppage, as described below under "Operating Expenses - Operations and Support - Labor Agreements," adversely affected local service revenue growth due to the delay in the installation of new services and as a result of customers not having full access to demand-based services.

                             Verizon New York Inc.


NETWORK ACCESS SERVICES

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Nine months                                         $(42.2)       (2.5)%
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

      Network access revenues declined in the first nine months of 2000 principally due to price reductions associated with federal and state price cap filings and other regulatory decisions, including the implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, effective July 1, 2000. For more information on federal access rates see, "Other Matters - FCC Regulation and Interstate Rates."

      A reduction in customer demand, as reflected by a decrease in access minutes of use of 4.7% from the same period in 1999, also contributed to the decline in network access revenue, but to a lesser extent. Revenue was further reduced by a special charge of $10.6 million for a contingency associated with a regulatory matter, as described in the Results of Operations section.

      The decline in network access revenue was partially offset by increased demand for special access services, higher end-user revenues and higher network usage by alternative providers of intraLATA toll services. In addition, network access revenues included higher revenues received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission (FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.


LONG DISTANCE SERVICES

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Nine months                                         $(16.4)       (9.0)%
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

      The decline in long distance revenues in the first nine months of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. The decline in long distance revenue was partially offset by price increases implemented on certain toll services and by growth in revenue from private line services.

                             Verizon New York Inc.


OTHER SERVICES

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      Nine months                                          $92.5        20.3%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone and customer premises equipment
(CPE). Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category. Other services revenues also include payments from an affiliate, Verizon Yellow Pages Company (Yellow Pages), for earnings related to its directory activities in New York based on a regulated rate of return. We also earn revenues from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories and from customers for nonpublication of telephone numbers and multiple white page listings.

      Other services revenues increased in the first nine months of 2000 primarily due to higher payments received from competitive local exchange carriers for interconnection of their networks with our network and higher facilities rental revenues received from affiliates. These increases were partially offset by an accrual for certain state regulatory matters which was recorded in the first nine months of 2000.


OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      Nine months                                         $349.5         8.9%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services and NYNEX, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

      The increase in operations and support expenses was primarily attributable to merger-related costs and other special items recorded in 2000. These charges consisted of $105.0 million for merger-related costs and $135.4 million for other special items. Operations and support expenses were further increased by higher costs for contract services, higher centralized services expenses allocated to us by Verizon Services, and higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. Other items contributing to the increase in expense were annual salary and wage increases for management and associate employees, a gain from the sale of property recognized in 1999 and the effect of a reversal in 1999 of an accrual for a tax-related matter.

      These increases were partially offset by a decline in pension and benefit costs and the effects of the work stoppage. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees. These increases were further offset by lower gross receipt taxes.

Labor Agreements

      Associate employee wages, and pension and other benefits are determined under contracts with unions representing our associate employees. On August 5, 2000, collective bargaining agreements with unions representing our associate employees expired, and the unions initiated a work stoppage.

      On August 20, 2000, Verizon Communications reached a tentative agreement with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) on new 3-year contracts covering our

                             Verizon New York Inc.

employees. The contracts provide for annual wage increases of 4 percent, 3 percent and 5 percent, beginning in August 2000. Customer service representatives will receive an additional 4 percent wage increase effective immediately. Pension benefits for active employees will increase by 5 percent on July 1, 2001, 5 percent on July 1, 2002 and 4 percent on July 1, 2003. The contracts also include team-based incentive awards for meeting higher service, performance and other standards, increased funding for work and family programs, improvements to health and other benefits, and certain provisions relating to overtime, access to work and employment security. In addition, prior to year-end, all union-represented employees will be granted options to purchase 100 shares of Verizon Communications' common stock.

      The labor agreements with the CWA and IBEW have been ratified by the union membership.


DEPRECIATION AND AMORTIZATION

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      Nine months                                          $68.6         6.0%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first nine months of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      Nine months                                          $47.6       128.3%
--------------------------------------------------------------------------------

      The change in other income, net, was primarily attributable to additional interest income associated with a note receivable from an affiliate. Other items contributing to the change, but to a lesser extent, were an increase in the income recognized from our investments in SMS/800 and Verizon Services under the equity method.


INTEREST EXPENSE

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      Nine months                                          $46.0        19.7%
--------------------------------------------------------------------------------


      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first nine months of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. Interest expense was also impacted by additional interest costs of $9.9 million associated with regulatory contingencies, as described in the Results of Operations section. These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.

                             Verizon New York Inc.

EFFECTIVE INCOME TAX RATES

      Nine Months Ended September 30,
--------------------------------------------------------------------------------
      2000                                                       33.3%
--------------------------------------------------------------------------------
      1999                                                       33.8%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was lower in the first nine months of 2000 principally due a decrease in pre-tax income.



OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

      On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies, such as us. The price level portions of the plan are mandatory only in the initial year of the plan. By September 14, 2000, carriers were to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

      Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and by opting into the full five year CALLS plan, Verizon Communications would not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

      As of September 14, 2000, Verizon Communications formally opted to participate in the full five-year term of the FCC-adopted industry plan to restructure access rates known as the CALLS plan. As a result of this decision, price caps on Verizon Communications' interstate access charges will be set according to the terms of the CALLS plan.

Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

      We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which we will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

                             Verizon New York Inc.


SEC Staff Accounting Bulletin - Revenue Recognition

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. We are currently assessing the impact of adopting SAB No. 101.

                            Verizon New York Inc.

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (a)      Exhibits:

                       Exhibit Number

                       27       Financial Data Schedule.


              (b) Current Reports on Form 8-K filed during the quarter ended
                  September 30, 2000:

                  A Current Report on Form 8-K, dated August 21, 2000, was filed regarding a tentative agreement on new three-year contracts with the International Brotherhood of Electrical Workers and the Communications Workers of America in New York and New England.

                  A Current Report on Form 8-K, dated September 7, 2000, was filed in connection with a change in our independent accountants.

                             Verizon New York Inc.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          VERIZON NEW YORK INC.




Date: November 14, 2000                By  /s/  Edwin F. Hall
                                       ------------------------------------
                                                Edwin F. Hall
                                                Chief Financial Officer and
                                                Controller

    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2000.

                             Verizon New York Inc.


                                 EXHIBIT INDEX


                    Exhibit Number

                    27       Financial Data Schedule.