Form 10-Q
period 2001-06-30
VERIZON NEW YORK INC
filed 2001-08-14
CIK 71689

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

                              Verizon New York Inc.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                 ---------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                       2001              2000            2001           2000
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $154.4, $160.1, $240.6 and $222.3 from affiliates)    $2,174.2          $2,179.7        $4,309.1       $4,260.3
                                                                 ---------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $386.8, $413.4, $717.0 and
  $745.4 to affiliates)                                              1,473.5           1,565.2         2,795.7        2,893.7
Depreciation and amortization                                          449.0             398.7           882.9          794.5
                                                                 ---------------------------------------------------------------
                                                                     1,922.5           1,963.9         3,678.6        3,688.2
                                                                 ---------------------------------------------------------------
OPERATING INCOME                                                       251.7             215.8           630.5          572.1
OTHER INCOME, NET
  (including $25.6, $21.3, $49.0 and $34.3 from affiliates)             29.4              25.7            62.0           43.0

INTEREST EXPENSE
  (including $32.1, $37.0, $75.7 and $64.5 to affiliates)               88.2              97.0           186.8          182.4
                                                                 ---------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                               192.9             144.5           505.7          432.7
PROVISION FOR INCOME TAXES                                              61.9              48.8           168.2          147.5
                                                                 ---------------------------------------------------------------
NET INCOME                                                          $  131.0          $   95.7        $  337.5       $  285.2
                                                                 ===============================================================



            See Notes to Condensed Consolidated Financial Statements.

                              Verizon New York Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------


(Dollars in Millions)                                                                   June 30, 2001         December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CURRENT ASSETS
Short-term investments                                                                      $   113.4                 $   341.7
Note receivable from affiliate                                                                  129.9                   1,128.0
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $214.3 and $199.6                1,512.9                   1,631.7
    Affiliates                                                                                  428.0                     195.1
Material and supplies                                                                            26.7                      57.4
Prepaid expenses                                                                                168.6                      80.2
Other                                                                                           190.9                     215.7
                                                                                  -----------------------------------------------
                                                                                              2,570.4                   3,649.8
                                                                                  -----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                26,816.9                  25,718.3
Less accumulated depreciation                                                                15,043.4                  14,532.0
                                                                                  -----------------------------------------------
                                                                                             11,773.5                  11,186.3
                                                                                  -----------------------------------------------

DEFERRED INCOME TAXES                                                                           187.5                     297.5
                                                                                  -----------------------------------------------

OTHER ASSETS                                                                                    874.9                     872.7
                                                                                  -----------------------------------------------

TOTAL ASSETS                                                                                $15,406.3                 $16,006.3
                                                                                  ===============================================



            See Notes to Condensed Consolidated Financial Statements.

                              Verizon New York Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                                   June 30, 2001        December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                $ 2,351.1                $ 3,436.1
   Other                                                                                        230.1                      3.0
Accounts payable and accrued liabilities:
   Affiliates                                                                                 1,177.9                  1,142.7
   Other                                                                                      1,851.1                  1,443.8
Other liabilities                                                                               500.2                    491.4
                                                                                   ----------------------------------------------
                                                                                              6,110.4                  6,517.0
                                                                                   ----------------------------------------------

LONG-TERM DEBT                                                                                3,393.3                  3,616.6
                                                                                   ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                  2,684.1                  2,910.9
                                                                                   ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                            16.7                     16.3
Unamortized investment tax credits                                                               66.0                     68.5
Other                                                                                           451.0                    480.8
                                                                                   ----------------------------------------------
                                                                                                533.7                    565.6
                                                                                   ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                         1.0                      1.0
Additional paid-in capital                                                                    1,068.8                  1,092.6
Reinvested earnings                                                                           1,615.0                  1,302.6
                                                                                   ----------------------------------------------
                                                                                              2,684.8                  2,396.2
                                                                                   ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                               $15,406.3                $16,006.3
                                                                                   ==============================================


            See Notes to Condensed Consolidated Financial Statements.

                              Verizon New York Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Six Months Ended June 30,
                                                                                        -----------------------------------------
(Dollars in Millions) (Unaudited)                                                                  2001                 2000
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $ 1,518.7            $ 1,111.2
                                                                                        -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                              228.3                224.7
Capital expenditures                                                                           (1,445.1)            (1,121.5)
Net change in note receivable from affiliate                                                      998.1               (935.4)
Other, net                                                                                        (13.3)              (119.2)
                                                                                        -----------------------------------------
Net cash used in investing activities                                                            (232.0)            (1,951.4)
                                                                                        -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                   (1.6)               (71.4)
Net change in note payable to affiliate                                                        (1,085.0)               918.7
Distributions of additional paid-in capital                                                      (145.0)               (91.1)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                          (55.1)                 5.7
                                                                                        -----------------------------------------
Net cash (used in)/provided by financing activities                                            (1,286.7)               761.9
                                                                                        -----------------------------------------

NET CHANGE IN CASH                                                                                  ---                (78.3)

CASH, BEGINNING OF PERIOD                                                                           ---                 78.3
                                                                                        -----------------------------------------

CASH, END OF PERIOD                                                                           $     ---            $     ---
                                                                                        =========================================


            See Notes to Condensed Consolidated Financial Statements.

                              Verizon New York Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Verizon New York Inc. and its wholly owned subsidiary, Empire City Subway Company (Limited), are wholly owned subsidiaries of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission
(SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the consolidated financial statements included in our 2000 Annual Report on Form 10-K.

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

4.   Dividend

     On June 7, 2001, we declared a dividend in the amount of $25.0 million from Reinvested Earnings. The dividend was paid to NYNEX on August 1, 2001.

5.   Debt

     In July 2001, we redeemed $167.9 million of 9 3/8% debentures due on July 15, 2031 and $60.0 million of 4 5/8% refunding mortgage bonds due on January 1, 2002. We recorded an extraordinary loss of $7.7 million (net of an income tax benefit of $4.1 million) related to these redemptions.

6.   Derivatives and Hedging Activities

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

                              Verizon New York Inc.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

8.   Merger Charges

     In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $48.8 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $45.9 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

     In addition, we recorded pre-tax merger-related transition costs of $46.6 million in the first six months of 2001 and $5.4 million for the first six months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $73.1 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $.8 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

9.   Shareowner's Investment

                                                                                                  Additional
                                                                                    Common           Paid-in        Reinvested
(Dollars in Millions)                                                                Stock           Capital          Earnings
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                          $1.0          $1,092.6          $1,302.6
Net income                                                                                                               337.5
Distribution of additional paid-in capital declared to NYNEX                                           (25.0)
Dividend declared to NYNEX                                                                                               (25.0)
Other                                                                                                    1.2               (.1)
                                                                           ----------------------------------------------------
Balance at June 30, 2001                                                              $1.0          $1,068.8          $1,615.0
                                                                           ====================================================

     Net income and comprehensive income were the same for the six months ended June 30, 2001 and 2000.

                              Verizon New York Inc.

10.  Commitments and Contingencies

     Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

     Several regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

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

RESULTS OF OPERATIONS
---------------------

      We reported net income of $337.5 million for the six month period ended June 30, 2001, compared to net income of $285.2 million for the same period in 2000.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

     The following table shows how special items are reflected in our condensed consolidated statements of income for each period:

                                                                                                  (Dollars in Millions)
Six Months Ended June 30                                                                        2001               2000
------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingencies                                                                    $ ---              $ 20.6
                                                                                    -------------------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                              ---                45.9
  Bell Atlantic-GTE merger severance costs                                                       ---                48.8
  Bell Atlantic-GTE merger transitions costs                                                    46.6                 5.4
  Bell Atlantic-GTE merger related costs                                                         ---                  .8
  Other charges and special items                                                                ---               135.4
                                                                                    -------------------------------------
                                                                                                46.6               236.3
                                                                                    -------------------------------------

Interest Expense
   Regulatory contingencies                                                                      ---                 9.9
                                                                                    -------------------------------------
Net impact on pre-tax income                                                                   $46.6              $266.8
                                                                                    =====================================

     What follows is a further explanation of the nature of these special items.

Merger Charges

     In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $48.8 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $45.9 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

     In addition, we recorded pre-tax merger-related transition costs of $46.6 million in the first six months of 2001 and $5.4 million for the first six months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $.8 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

     In the second quarter of 2000, we recognized pre-tax charges for regulatory matters totaling $30.5 million. We recorded reductions to operating revenue in the amount of $20.6 million and charges to interest expense of $9.9 million. These matters relate to specific issues currently under investigation by federal and state regulatory commissions. We believe that it is probable that the ultimate resolution of these matters will result in refunds to our customers, including interest. In the second quarter of 2000, we

                              Verizon New York Inc.

also recorded other charges and special items totaling approximately $135.4 million. These charges included costs for the write-off of accounts receivable, inventory adjustments, legal contingencies and other miscellaneous items.

     These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2001 and 2000 are discussed in the following sections.



OPERATING REVENUES
------------------
(Dollars in Millions)

Six Months Ended June 30,                            2001               2000
-------------------------------------------------------------------------------
Local services                                   $2,669.9           $2,721.8
Network access services                           1,141.3            1,134.7
Long distance services                               98.1              109.9
Other services                                      399.8              293.9
                                          --------------------------------------
Total                                            $4,309.1           $4,260.3
                                          ======================================


LOCAL SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Six Months                                          $(51.9)       (1.9)%
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

     The decline in local service revenues in the first six months of 2001 is primarily due to lower demand and usage of our basic wireline and value-added services, primarily reflecting the impact of an economic slowdown during the first half of 2001. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services over certain basic wireline services. Price reductions and the reversal of an accrual in 2000 also contributed to the decrease in local service revenues.

     These decreases in local service revenues were substantially offset by higher payments received from competitive local exchange carriers for interconnection of their networks with our network and the purchase of unbundled network elements. Revenue decreases were further offset by the effect of a special charge recorded in 2000, as described in the Results of Operations section.


NETWORK ACCESS SERVICES

     2001 - 2000                                               Increase
--------------------------------------------------------------------------------
     Six Months                                            $6.6          .6%
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

      Network access revenue growth in the first six months of 2001 was mainly attributable to higher customer demand, primarily for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000, as described in the Results of Operations section.

                              Verizon New York Inc.

     These increases were substantially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate us with respect to certain intrastate rates and services and certain other matters. The Federal Communications Commission
(FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. The impact of the slowing economy also affected network access revenues in 2001.


LONG DISTANCE SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Six Months                                          $(11.8)      (10.7)%
--------------------------------------------------------------------------------

     Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the New York State Public Service Commission and the Connecticut Department of Public Utility Control, except where they cross state lines. Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), private line services and corridor services (between LATAs in New York City and northern New Jersey).

     Long distance service revenues declined in the first six months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.


OTHER SERVICES

     2001 - 2000                                            Increase
--------------------------------------------------------------------------------
     Six Months                                          $105.9        36.0%
--------------------------------------------------------------------------------

     Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category. Other service revenues also include payments from an affiliate, Verizon Yellow Pages Company (Yellow Pages), for earnings related to its directory activities in New York based on a regulated rate of return. We also earn revenues from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories and from customers for nonpublication of telephone numbers and multiple white page listings.

     Other service revenues increased in the first six months of 2001 primarily due to the effect of one-time reclassifications associated with regulatory-related activities. This increase was partially offset by a decrease in payments received from Yellow Pages for earnings related to its directory activities.

                              Verizon New York Inc.


OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Six Months                                          $(98.0)       (3.4)%
--------------------------------------------------------------------------------

     Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from affiliates, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

     The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Other items contributing to the decrease in expense were lower employee overtime pay and lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. Operating costs have also decreased due to business integration activities. These decreases were partially offset by one-time reclassifications associated with regulatory-related activities and additional costs associated with service penalties. Annual salary and wage increases for management and non-management employees also offset the reduction in operating expenses.

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


DEPRECIATION AND AMORTIZATION

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Six Months                                           $88.4        11.1%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first six months of 2001 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Six Months                                           $19.0        44.2%
--------------------------------------------------------------------------------

     The change in other income, net, was primarily attributable to an increase in the equity income recognized from Verizon Services Group. Verizon Services Group operates in conjunction with Verizon Services Corp. (collectively known as Verizon Services) to provide various centralized services on behalf of Verizon Communications' subsidiaries. At June 30, 2001, our ownership interest was 66 2/3%.

                              Verizon New York Inc.

INTEREST EXPENSE

     2001 - 2000                                               Increase
--------------------------------------------------------------------------------
     Six Months                                            $4.4         2.4%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first six months of 2001, over the same period in 2000, primarily due to higher levels of average short-term debt with an affiliate and the effect of an accrual reversal in 2000 associated with a state regulatory issue. These increases were partially offset by the effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section.


EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30,
--------------------------------------------------------------------------------
     2001                                                       33.3%
--------------------------------------------------------------------------------
     2000                                                       34.1%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was lower in the first six months of 2001 due to lower state income taxes and higher equity income associated with our investment in Verizon Services Group, for which we do not recognize income tax expense.



OTHER MATTERS
-------------

In-Region Long Distance

     In December 1999, the FCC released an order approving our application for permission to enter the in-region long distance market in New York. Since January 2000, in-region long distance service is being offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law. On July 23, 2001, the FCC released an order approving our application for permission to enter the in-region long distance market in Connecticut.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                              Verizon New York Inc.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit
            Number
            -------
              12       Computation of Ratio of Earnings to Fixed Charges.

        (b) There were no Current Reports on Form 8-K filed during the quarter ended June 20, 2001.

                              Verizon New York Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Verizon New York Inc.




Date: August 13, 2001                By  /s/   Edwin F. Hall
                                        -----------------------------------
                                               Edwin F. Hall
                                               Chief Financial Officer
                                               and Controller


     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 8, 2001.