Form 10-Q
period 2001-09-30
VERIZON NEW YORK INC
filed 2001-11-14
CIK 71689

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                              Verizon New York Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                           -----------------------------------------------------------------------
  (Dollars in Millions) (Unaudited)                                     2001              2000            2001              2000
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $87.3, $58.3, $327.9 and $280.6 from
   affiliates)                                                      $2,021.0          $2,039.9        $6,330.1          $6,300.2
                                                           -----------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $318.5, $372.3, $1,035.5
   and $1,117.7 to affiliates)                                       1,505.1           1,376.9         4,300.8           4,270.6
Depreciation and amortization                                          456.9             409.3         1,339.8           1,203.8
                                                           -----------------------------------------------------------------------
                                                                     1,962.0           1,786.2         5,640.6           5,474.4
                                                           -----------------------------------------------------------------------

OPERATING INCOME                                                        59.0             253.7           689.5             825.8

OTHER INCOME, NET
  (including $18.5, $39.6, $67.5 and $73.9 from affiliates)             62.2              41.7           124.2              84.7

INTEREST EXPENSE
  (including $22.1, $46.7, $97.8 and $111.2 to affiliates)              72.7              97.1           259.5             279.5
                                                           -----------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM                                                 48.5             198.3           554.2             631.0

PROVISION FOR INCOME TAXES                                               8.9              62.6           177.1             210.1
                                                           -----------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                        39.6             135.7           377.1             420.9

EXTRAORDINARY ITEM
  Early extinguishment of debt, net of tax                              (7.7)               --            (7.7)               --
                                                           -----------------------------------------------------------------------
NET INCOME                                                          $   31.9          $  135.7        $  369.4          $  420.9
                                                           =======================================================================

            See Notes to Condensed Consolidated Financial Statements.

                                                         Verizon New York Inc.

                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              ASSETS
                                                              ------

(Dollars in Millions)                                                               September 30, 2001        December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT ASSETS
Short-term investments                                                                       $      --                $   341.7
Note receivable from affiliate                                                                   308.4                  1,128.0
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $362.8 and $172.0                 1,539.9                  1,631.7
    Affiliates                                                                                   363.1                    195.1
Material and supplies                                                                            104.6                     57.4
Prepaid expenses                                                                                 274.8                     80.2
Other                                                                                            225.5                    215.7
                                                                                 --------------------------------------------------
                                                                                               2,816.3                  3,649.8
                                                                                 --------------------------------------------------
PLANT, PROPERTY AND EQUIPMENT                                                                 26,927.3                 25,718.3
Less accumulated depreciation                                                                 15,329.6                 14,532.0
                                                                                 --------------------------------------------------
                                                                                              11,597.7                 11,186.3
                                                                                 --------------------------------------------------

DEFERRED INCOME TAXES                                                                             27.0                    297.5
                                                                                 --------------------------------------------------

OTHER ASSETS                                                                                     899.4                    872.7
                                                                                 --------------------------------------------------

TOTAL ASSETS                                                                                 $15,340.4                $16,006.3
                                                                                 ==================================================


            See Notes to Condensed Consolidated Financial Statements.


                                                       Verizon New York Inc.

                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                              LIABILITIES AND SHAREOWNER'S INVESTMENT


 (Dollars in Millions)                                                            September 30, 2001        December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                               $ 2,596.5                $ 3,436.1
   Other                                                                                         1.3                      3.0
Accounts payable and accrued liabilities:
   Affiliates                                                                                1,734.5                  1,142.7
   Other                                                                                     1,358.4                  1,443.8
Other liabilities                                                                              467.3                    491.4
                                                                                   ---------------------------------------------
                                                                                             6,158.0                  6,517.0
                                                                                   ---------------------------------------------

LONG-TERM DEBT                                                                               3,393.5                  3,616.6
                                                                                   ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                 2,544.7                  2,910.9
                                                                                   ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                           17.4                     16.3
Unamortized investment tax credits                                                              64.8                     68.5
Other                                                                                          470.3                    480.8
                                                                                   ---------------------------------------------
                                                                                               552.5                    565.6
                                                                                   ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                        1.0                      1.0
Additional paid-in capital                                                                   1,068.8                  1,092.6
Reinvested earnings                                                                          1,621.9                  1,302.6
                                                                                   ---------------------------------------------
                                                                                             2,691.7                  2,396.2
                                                                                   ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                              $15,340.4                $16,006.3
                                                                                   =============================================

            See Notes to Condensed Consolidated Financial Statements.

                                                       Verizon New York Inc.

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Nine Months Ended September 30,
                                                                                       ---------------------------------------
(Dollars in Millions) (Unaudited)                                                                   2001                 2000
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      $ 1,904.8            $ 1,376.3
                                                                                       ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                               341.7                337.0
Capital expenditures                                                                            (1,713.4)            (1,636.5)
Net change in note receivable from affiliate                                                       819.6               (346.4)
Other, net                                                                                         (28.8)              (169.4)
                                                                                       ---------------------------------------
Net cash used in investing activities                                                             (580.9)            (1,815.3)
                                                                                       ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                                                      (227.9)                  --
Principal repayments of borrowings and capital lease obligations                                    (3.5)               (72.1)
Net change in note payable to affiliate                                                           (839.6)               536.9
Distributions of additional paid-in capital                                                       (145.0)              (120.2)
Dividend paid                                                                                      (25.0)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                           (82.9)                16.1
                                                                                       ---------------------------------------
Net cash (used in)/provided by financing activities                                             (1,323.9)               360.7
                                                                                       ---------------------------------------

NET CHANGE IN CASH                                                                                    --                (78.3)

CASH, BEGINNING OF PERIOD                                                                             --                 78.3
                                                                                       ---------------------------------------
CASH, END OF PERIOD                                                                            $      --            $      --
                                                                                       =======================================

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

4.    Dividend

      On September 6, 2001, we declared a dividend in the amount of $25.0 million from Reinvested Earnings. The dividend was paid to NYNEX on November 1, 2001.

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

                             Verizon New York Inc.


7.    Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

8.    Accounting for the Impact of the September 11, 2001 Terrorist Attacks

      The primary financial statement impact of the September 11, 2001 terrorist attacks pertains to our plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex in New York City, and the associated service restoration efforts. Given the magnitude of the destruction in the area of the World Trade Center complex, a more refined estimate of total losses will not be available until a more comprehensive physical inspection of the plant and equipment, which is not fully accessible, can be completed. Based on the limited information available as of the end of the third quarter of 2001, an estimate of equipment losses and costs incurred during the quarter associated with service disruption and restoration of approximately $250 million was recorded.

      Verizon Communications' insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we recognized an insurance recovery of approximately $140 million pertaining to the $250 million of losses described in the preceding paragraph, or approximately $110 million net costs in operations and support expense in the condensed consolidated statements of income. The costs and insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001."

                             Verizon New York Inc.


9.    Merger Charges

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

      In addition, we recorded pre-tax merger-related transition costs of $64.3 million in the first nine months of 2001 and $9.5 million for the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $90.8 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $.8 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

10.   Shareowner's Investment

                                                                                               Additional
                                                                                    Common        Paid-in       Reinvested
(Dollars in Millions)                                                                Stock        Capital         Earnings
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                          $1.0       $1,092.6         $1,302.6
Net income                                                                                                           369.4
Distribution of additional paid-in capital declared to NYNEX                                        (25.0)
Dividend declared to NYNEX                                                                                           (50.0)
Other                                                                                                 1.2              (.1)
                                                                               -----------------------------------------------
Balance at September 30, 2001                                                         $1.0       $1,068.8         $1,621.9
                                                                               ===============================================

      Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

11.   Commitments and Contingencies

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

RESULTS OF OPERATIONS
---------------------

      We reported net income of $369.4 million for the nine month period ended September 30, 2001, compared to net income of $420.9 million for the same period in 2000.

      The primary financial statement impact of the September 11, 2001 terrorist attacks pertains to our plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex in New York City, and the associated service restoration efforts. Given the magnitude of the destruction in the area of the World Trade Center complex, a more refined estimate of total losses will not be available until a more comprehensive physical inspection of the plant and equipment, which is not fully accessible, can be completed. Based on the limited information available as of the end of the third quarter of 2001, an estimate of equipment losses and costs incurred during the quarter associated with service disruption and restoration of approximately $250 million was recorded. Additional information on the impact of the September 11, 2001 terrorist attacks may be found in Verizon Communications' Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

      Verizon Communications Inc.'s (Verizon Communications) insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we recognized an insurance recovery of approximately $140 million pertaining to the $250 million of losses described in the preceding paragraph, or approximately $110 million net costs in operations and support expense in the condensed consolidated statements of income. The costs and insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001."

      Our results for 2001 and 2000 were also affected by special items related to the merger of Bell Atlantic and GTE and other second quarter 2000 charges. These special items include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications' subsidiaries. The following table shows how these charges are reflected in our condensed consolidated statements of income for each period:

                                                                            (Dollars in Millions)
Nine Months Ended September 30                                                  2001                2000
-----------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingencies                                                   $   --              $ 20.6
                                                                            -------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                               --                45.9
  Bell Atlantic-GTE merger severance costs                                        --                48.8
  Bell Atlantic-GTE merger transitions costs                                    64.3                 9.5
  Bell Atlantic-GTE merger related costs                                          --                  .8
  Other charges and special items                                                 --               135.4
                                                                            -------------------------------
                                                                                64.3               240.4
                                                                            -------------------------------

Interest Expense
   Regulatory contingencies                                                       --                 9.9
                                                                            -------------------------------
Net impact on income before provision for income taxes
   and extraordinary item                                                     $ 64.3              $270.9
                                                                            ================================




      What follows is a further explanation of the nature of these special items.

                             Verizon New York Inc.

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

      In addition, we recorded pre-tax merger-related transition costs of $64.3 million in the first nine months of 2001 and $9.5 million for the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $.8 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

      In the second quarter of 2000, we recognized pre-tax charges for regulatory matters totaling $30.5 million. We recorded reductions to operating revenue in the amount of $20.6 million and charges to interest expense of $9.9 million. These matters relate to specific issues currently under investigation by federal and state regulatory commissions. We believe that it is probable that the ultimate resolution of these matters will result in refunds to our customers, including interest. In the second quarter of 2000, we also recorded other charges and special items totaling approximately $135.4 million. These charges included costs for the write-off of accounts receivable, inventory adjustments, legal contingencies and other miscellaneous items.

      These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2001 and 2000 are discussed in the following sections.

OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30,                        2001              2000
------------------------------------------------------------------------------
Local services                                     $3,952.8          $4,043.5
Network access services                             1,697.4           1,675.3
Long distance services                                146.7             165.0
Other services                                        533.2             416.4
                                               -------------------------------
Total                                              $6,330.1          $6,300.2
                                               ===============================


LOCAL SERVICES

      2001 - 2000                          (Decrease)
-------------------------------------------------------------------------------
      Nine Months                     $(90.7)       (2.2)%
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

      The decline in local service revenues in the first nine months of 2001 is primarily due to lower demand and usage of our basic wireline services, as reflected by a decrease in our switched access lines in service from September 30, 2000. This decrease primarily reflects the impact of an economic slowdown and competition. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of certain basic wireline services. Price reductions, lower revenues from value-added services and the reversal of an accrual in 2000 also contributed to the decline in local service revenues.

                             Verizon New York Inc.

      These decreases were partially offset by higher payments received from competitive local exchange carriers for interconnection of their networks with our network and the purchase of unbundled network elements. Revenue decreases were further offset by the effect of a special charge recorded in 2000, as described in the Results of Operations section.


NETWORK ACCESS SERVICES

      2001 - 2000                           Increase
--------------------------------------------------------------------------------
      Nine Months                      $22.1         1.3%
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

      Network access revenue growth in the first nine months of 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000, as described in the Results of Operations section.

      These increases were substantially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate us with respect to certain intrastate rates and services and certain other matters. The Federal Communications Commission
(FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.


LONG DISTANCE SERVICES

      2001 - 2000                          (Decrease)
--------------------------------------------------------------------------------
      Nine Months                     $(18.3)      (11.1)%
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

      Long distance service revenues declined in the first nine months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

                             Verizon New York Inc.


OTHER SERVICES

      2001 - 2000                          Increase
--------------------------------------------------------------------------------
      Nine Months                     $116.8        28.0%
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

      Other service revenues increased in the first nine months of 2001 primarily due to the effect of one-time reclassifications associated with regulatory-related activities. This increase was partially offset by a decrease in payments received from Yellow Pages for earnings related to its directory activities.



OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2001 - 2000                           Increase
--------------------------------------------------------------------------------
      Nine Months                      $30.2          .7%
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

      The increase in operations and support expenses was primarily attributable to additional charges in the third quarter of 2001 related to the terrorist attacks on September 11th (see Results of Operations), as well as one-time reclassifications associated with regulatory-related activities and additional costs associated with service penalties. Annual salary and wage increases for management and non-management employees and an increase in the provision for uncollectible accounts receivable also contributed to the rise in operating expenses. These increases were substantially offset by the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section, and lower interconnection and related costs associated with reciprocal compensation arrangements. Lower employee overtime pay, business integration activities and effective cost control measures further offset the increases in operating expenses.

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

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

                             Verizon New York Inc.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                          Increase
--------------------------------------------------------------------------------
      Nine Months                     $136.0        11.3%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first nine months of 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

      2001 - 2000                          Increase
--------------------------------------------------------------------------------
      Nine Months                      $39.5        46.6%
--------------------------------------------------------------------------------

      The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the third quarter of 2001.


INTEREST EXPENSE

      2001 - 2000                          (Decrease)
--------------------------------------------------------------------------------
      Nine Months                     $(20.0)       (7.2)%
--------------------------------------------------------------------------------


      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first nine months of 2001 primarily due to lower interest rates. The effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section, also contributed to the decrease in interest expense.


EFFECTIVE INCOME TAX RATES

      Nine Months Ended September 30,
--------------------------------------------------------------------------------
      2001                                      32.0%
--------------------------------------------------------------------------------
      2000                                      33.3%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was lower in the first nine months of 2001 principally due to tax credits recorded in the third quarter of 2001.



EXTRAORDINARY ITEM
------------------

      In July 2001, we redeemed $227.9 million of long-term debt prior to stated maturity and recorded an after-tax extraordinary charge of $7.7 million (net of tax benefits of $4.1 million).

                             Verizon New York Inc.


OTHER MATTERS
-------------

In-Region Long Distance

      In December 1999, the FCC released an order approving our application for permission to enter the in-region long distance market in New York. Since January 2000, in-region long distance service is being offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

      On July 23, 2001, the FCC released an order approving our application for permission to enter the in-region long distance market in Connecticut. Since November 5, 2001, in-region long service is being offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                             Verizon New York Inc.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (a)   Exhibits:

                    Exhibit
                    Number
                    ------

                        12      Computation of Ratio of Earnings to Fixed
                                Charges.


              (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                             Verizon New York Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Verizon New York Inc.




Date: November 13, 2001                       By  /s/ Edwin F. Hall
                                                 --------------------------
                                                      Edwin F. Hall
                                                      Chief Financial Officer
                                                      and Controller










    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.

                             Verizon New York Inc.

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            ------------

     12           Computation of Ratio of Earnings to Fixed Charges.