Form 10-K405
period 2001-12-31
VERIZON NEW YORK INC
filed 2002-03-21
CIK 71689

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                               ------------------


   (Mark one)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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

                           ------------------------

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

                             Verizon New York Inc.

                                  SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act:

                                                                                Name of each exchange
                   Title of each class                                          on which registered
--------------------------------------------------------------                  --------------------
4 5/8% Refunding Mortgage Bonds, Series O, due January 1, 2004                  New York Stock Exchange

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

Forty year 7% Debentures, due December 1, 2033                                            "

Ten year 5 7/8% Notes, due September 1, 2003                                              "

Ten year 5 5/8% Notes, due November 1, 2003                                               "

Ten year 6 1/4% Notes, due February 15, 2004                                              "

                            Verizon New York, Inc.

                               TABLE OF CONTENTS

Item No.                                                                                                   Page
--------                                                                                                   ----
                                                        PART I

  1.  Business
      (Abbreviated pursuant to General Instruction I(2).) ........................................            1
  2.  Properties .................................................................................            6
  3.  Legal Proceedings ..........................................................................            6
  4.  Submission of Matters to a Vote of Security Holders (Omitted pursuant to General
      Instruction I(2).) .........................................................................            6

                                                      PART II

  5.  Market for Registrant's Common Equity and Related Stockholder Matters ......................            7
  6.  Selected Financial Data
      (Omitted pursuant to General Instruction I(2).) ............................................            7
  7.  Management's Discussion and Analysis of Results of Operations
      (Abbreviated pursuant to General Instruction I(2).) ........................................            8
  7A. Quantitative and Qualitative Disclosures About Market Risk .................................           16
  8.  Financial Statements and Supplementary Data ................................................           16
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......           16

                                                      PART III

      (Omitted pursuant to General Instruction I(2).):
10.   Directors and Executive Officers of the Registrant .........................................           16
11.   Executive Compensation .....................................................................           16
12.   Security Ownership of Certain Beneficial Owners and Management .............................           16
13.   Certain Relationships and Related Transactions .............................................           16

                                                      PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........................            17


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 18, 2002.

                             Verizon New York Inc.

                                     PART I

Item 1.  Business

                                     GENERAL

     Verizon New York Inc. is incorporated under the laws of the State of New York. We are a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon).

     Our wholly owned subsidiary, Empire City Subway Company is primarily in the business of leasing underground conduit in Manhattan and the Bronx, principally to us, but also to other companies in the telecommunications business.

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

     We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

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

     The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

     The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory, including our long distance services. Some of Verizon's long distance subsidiaries operate as a reseller of national and international long distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800/888 services and operator services to its customers. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary of

                             Verizon New York Inc.

Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

     The Network unit markets (i) switched and special access to the telephone operations' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

     The Advanced Services unit markets Verizon's ADSL (asymmetrical digital subscriber line) and Internet access services. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

     The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the telephone operations, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

Telecommunications Act of 1996

     The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance services under prescribed conditions.

In-Region Long Distance

     Under the 1996 Act, our ability to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We must also demonstrate to the Federal Communications Commission (FCC) that entry into the in-region long distance market would be in the public interest.

     On December 22, 1999 and July 23, 2001, the FCC released orders approving our applications for permission to enter the in-region long distance markets in New York and Connecticut, respectively. In-region long distance service is being offered in these states by a separate non-regulated subsidiary of Verizon as required by law.

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2001, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges and Universal Service

     On May 31, 2000, the FCC adopted a plan advanced by members of the industry (the Coalition for Affordable Local and Long Distance Service, or CALLS) as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

     On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% and the size of the new universal service fund at $650 million. The

                             Verizon New York Inc.

entire plan (including these elements) will continue in effect pending the FCC's further consideration of its justification of these components.

     The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In 2001, Verizon was authorized to remove special access and dedicated transport services from price caps in 35 of the 57 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs Verizon had met the stricter standards to remove special access connections to end-user customers from price caps. Verizon has an application pending that, if granted, would remove special access services from price cap regulation in 16 additional MSAs.

     In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals.

Unbundling of Network Elements (UNEs)

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

     In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court's decision has been stayed pending review by the U.S. Supreme Court. In addition, the court upheld the FCC's decision that UNEs should be priced based on a forward-looking cost model rather than historical costs. The U.S. Supreme Court currently has this case under review.

     In December 2001, the FCC opened its triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions described above. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

Compensation for Internet Traffic

     On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

State Regulation of Rates and Services

     The New York State Public Service Commission (NYSPSC) and the Connecticut Department of Public Utility Control (CDPUC) regulate our intrastate rates and services and other matters in New York and Connecticut, respectively.

                             Verizon New York Inc.

New York

     The NYSPSC has adopted a new incentive plan to regulate our services, effective March 1, 2002. The plan provides pricing flexibility, adopts new service quality standards and does not restrict our earnings. The plan will expire in 2004, except that the service quality provisions of the plan will expire in 2005.

     The new plan:

..    Permits us to increase our retail rates by 3% of our intrastate revenues per year in each of the two years of the plan, but limits any increase on residence service first lines to $1.85 in 2002 and $.65 in 2003, and freezes rates and lowers service connection charges for low income consumers;

..    Establishes state-wide service quality standards, with the potential for customer credits and restrictions on our pricing flexibility if we fail to meet those standards;

..    Establishes that the rates provided in the NYSPSC's January 2002 order on pricing of UNEs will remain in effect for the duration of the plan; and

..    Requires us to transition to generally accepted accounting principles for preparing financial statements for regulatory purposes, over a three-year period.

     On January 28, 2002, the NYSPSC issued an order mandating substantial reductions in the rates that we may charge our local exchange competitors for access to UNEs.

Connecticut

     Our operations in Connecticut have been subject to rate of return regulation. In February 2001, the CDPUC adopted an incentive regulation plan proposed by us, which eliminates regulation of earnings and provides other deregulatory benefits.

Competition

     We face increasing competition in all areas of our business. The 1996 Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

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

     One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

     . purchase service from the ILEC for resale to CLEC customers; . purchase UNEs from the ILEC; and/or
     . interconnect the CLEC's network with the ILEC's network.

As a result, competition in our local exchange markets continues to increase. We are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers. The NYSPSC has recently mandated reductions in the rates we charge local exchange competitors for access to unbundled network elements. See "State Regulation of Rates and Services."

                             Verizon New York Inc.

Long Distance Services

     We offer intraLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. The NYSPSC permits other carriers to offer intraLATA toll services within the state.

Alternative Access Services

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

Wireless Services

     Wireless services also constitute a significant source of competition, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices to end-users. As a result, more end-users are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

Public Telephone Services

     The growth of wireless communications has significantly decreased usage of public telephones, as more customers are substituting wireless services for public telephone services. In addition, we face competition from other providers of public telephone services.

Operator Services

     Our operator services product line faces competition from alternative operator services providers and Internet service providers.

                                    EMPLOYEES

       As of December 31, 2001, we had approximately 35,500 employees.

                             Verizon New York Inc.

Item 2.  Properties

                                     GENERAL

      Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                                  2001    2000
--------------------------------------------------------------------------------
Central office equipment                                          42%     41%
Outside communications plant                                      39      40
Land and buildings                                                10       9
Furniture, vehicles and other work equipment                       6       6
Other                                                              3       4
                                                            --------------------
                                                                 100%    100%
                                                            ====================


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

     All of our properties, located in the states of New York and Connecticut, are generally in good operating condition and are adequate to satisfy the needs of our business. Substantially all of our assets are subject to lien under our refunding mortgage bond indenture securing funded debt.

     Our customers are served by electronic switching systems that provide a wide variety of services. Our network has full digital capability to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $2.5 billion in 2001, $2.2 billion in 2000 and $2.1 billion in 1999. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $27.5 billion at December 31, 2001, $25.7 billion at December 31, 2000 and $24.1 billion at December 31, 1999, including the effect of retirements, but before deducting accumulated depreciation.

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

OVERVIEW
--------

Description of Business

     Verizon New York Inc. and its wholly owned subsidiary, Empire City Subway Company, are wholly owned subsidiaries of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). Empire City Subway Company is primarily in the business of leasing underground conduit in Manhattan and the Bronx, principally to us, but also to other companies in the telecommunications business.

     We presently serve a territory consisting of six Local Access and Transport Areas (LATAs) in New York, as well as a small portion of Connecticut. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

     The communications services we provide are subject to regulation by the New York State Public Service Commission (NYSPSC) and the Connecticut Department of Public Utility Control (CDPUC) with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates. For a further discussion of the Company and our regulatory plans, see
Item 1 - "Description of Business."

Critical Accounting Policies

     Significant accounting policies are highlighted in the applicable sections of this discussion and analysis of results of operations. See sections on "Transactions with Affiliates," "Employee Severance and Pension Enhancement Costs," "Operating Revenues," and "Depreciation and Amortization." In addition, all of our significant accounting policies are described in Note 1 to the consolidated financial statements.

Transactions with Affiliates

     Our financial statements include transactions with Verizon Services Corp., Verizon Services Group and Verizon Corporate Services Group Inc. (collectively known as Verizon Services), NYNEX, Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), Verizon Network Funding Corporation (VNFC), Bell Atlantic Administrative Services, Inc. (BAAS), Verizon Communications and other affiliates.

     We have contractual arrangements with Verizon Services for the provision of various centralized services. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed. We are also allocated a portion of Verizon Services employee benefit costs.

     Prior to 2000, we had a contractual arrangement with NYNEX for the provision of certain centralized services. Costs were either directly assigned to one subsidiary or allocated to more than one subsidiary based on work studies performed to identify on whose behalf services were being performed. The costs of certain functions, which were performed on behalf of all subsidiaries, were allocated to those subsidiaries based on their relative size. On January 1, 1999, all former NYNEX employees and their associated functions were transferred to Verizon Services and Verizon Communications.

     We use the equity method of accounting for our investments in Verizon Services Group and SMS/800. Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. to provide various centralized services on behalf of Verizon

                             Verizon New York Inc.

Communications' subsidiaries. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers.

     Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us.

     GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair service to us.

     We have contractual arrangements with VNFC and BAAS to provide short-term financing, investing and cash management services to us.

     We also include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc., Verizon Long Distance and Verizon Wireless. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies. We also earn fees from an affiliate, Verizon Yellow Pages Company, for usage of our directory listings.

     See also Note 14 to the consolidated financial statements for additional information on affiliate transactions.

RESULTS OF OPERATIONS
---------------------

     We reported net income of $61.1 million in 2001, compared to net income of $571.5 million in 2000.

     Our results for 2001 and 2000 were affected by special items. These special items in both periods included our allocated share of charges from Verizon Services.

     What follows is a further explanation of the nature of these special items.

Accounting for the Impact of the September 11, 2001 Terrorist Attacks

     The primary financial statement impact of the September 11, 2001 terrorist attacks pertains to our plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex in New York City, and the associated service restoration efforts. During the period following September 11th, we focused primarily on service restoration in the World Trade Center area. In 2001, we recorded a pretax charge of approximately $180 million, net of estimated insurance recoveries, related to losses and service disruption and restoration costs.

     Verizon Communications' insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we recognized an estimated insurance recovery of approximately $390 million in 2001, of which approximately $43 million was received as of December 31, 2001. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001."

Employee Severance and Pension Enhancement Costs

     During the fourth quarter of 2001, we recorded a charge of $576.0 million (additionally $20.8 million was allocated from Verizon Services) primarily associated with employee severance and related pension enhancements. The charge included severance and related benefits of $222.0 million, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees. We also included a charge of $354.0 million recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits," for related pension enhancements.

Completion of Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination.

                             Verizon New York Inc.

     The following table summarizes the charges incurred for the Bell Atlantic-GTE Merger.

                                                           (Dollars in Millions)
Years Ended December 31                                2001               2000
--------------------------------------------------------------------------------
Operations and Support Expenses
   Direct incremental costs                           $ ---             $ 45.9
   Severance costs                                      ---               48.8
   Transition costs                                    91.1               26.5
   Other costs                                          ---                 .8
                                                 -------------------------------
Total costs                                           $91.1             $122.0
                                                 ===============================

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

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $48.8 million (including $27.2 million allocated from Verizon Services), as recorded under SFAS No. 112, represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our Company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $15.1 million.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $91.1 million in 2001 and $26.5 million in 2000 (including $67.9 million in 2001 and $24.1 million in 2000 allocated from Verizon Services).

Other Costs

     During the second quarter of 2000, we also recorded a $.8 million charge to operations and support expenses for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

Regulatory Contingencies

     In the second quarter of 2000, we recognized charges for regulatory matters totaling $30.5 million. We recorded reductions to operating revenue of $20.6 million and charges to interest expense of $9.9 million. These matters relate to specific issues currently under investigation by federal and state regulatory commissions. We believe that it is probable that the ultimate resolution of these matters will result in refunds to our customers, including interest.

Other Items

     In the second quarter of 2000, we recorded charges to operations and support expenses totaling $135.4 million. These charges include costs for the write-off of accounts receivable, inventory adjustments, legal contingencies and other miscellaneous items.

                             Verizon New York Inc.

Extraordinary Item

     During 2001, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $9.4 million (net of an income tax benefit of $5.1 million). These debt extinguishments consisted of the following:

     . In July 2001, we redeemed $167.9 million of 9 3/8% debentures due on July 15, 2031 and $60.0 million of 4 5/8% refunding mortgage bonds due on January 1, 2002.

     . In December 2001, we redeemed $200.0 million of 7 3/8% refunding mortgage bonds due on December 15, 2011.

      These and other items affecting the comparison of our results of operations for the years ended December 31, 2001 and 2000 are discussed in the following sections.

OPERATING REVENUES
------------------
(Dollars in Millions)

Years Ended December 31                                         2001       2000
--------------------------------------------------------------------------------
Local services                                             $ 5,232.8  $ 5,424.7
Network access services                                      2,261.2    2,234.6
Long distance services                                         194.6      215.6
Other services                                                 651.0      546.3
                                                          ----------------------
Total                                                      $ 8,339.6  $ 8,421.2
                                                          ======================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

                                                       (Decrease)
--------------------------------------------------------------------------------
     2001 - 2000                                 $(191.9)       (3.5)%
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

      The decline in local service revenues in 2001 is primarily due to lower demand and usage of our basic wireline services, as reflected by a decrease in our switched access lines in service of 2.8% from December 31, 2000. This decrease primarily reflects the impact of an economic slowdown and competition. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of some basic wireline services. Price reductions, and lower revenues from our wire maintenance and directory assistance services also contributed to the reduction in local service revenues.

      These decreases were partially offset by higher payments received from competitive local exchange carriers for interconnection of their networks with our network and the purchase of UNEs. Revenue decreases were further offset by the effect of a special charge associated with a regulatory contingency recorded in 2000, as described in the Results of Operations section.

                             Verizon New York Inc.

NETWORK ACCESS SERVICES

                                                       Increase
--------------------------------------------------------------------------------
     2001 - 2000                                 $26.6          1.2%
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

     Network access revenue growth in 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000 associated with a regulatory contingency, as described in the Results of Operations section.

     These increases were substantially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate us with respect to certain intrastate rates and services and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.

LONG DISTANCE SERVICES

                                                       (Decrease)
--------------------------------------------------------------------------------
     2001 - 2000                                 $(21.0)        (9.7)%
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

      Long distance service revenues declined in 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

OTHER SERVICES

                                                       Increase
--------------------------------------------------------------------------------
     2001 - 2000                                 $104.7         19.2%
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

      Other service revenues increased in 2001 primarily due to the effect of one-time reclassifications associated with regulatory-related activities. This increase was partially offset by a decrease in payments received from Yellow Pages for earnings related to its directory activities.

                             Verizon New York Inc.


OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

                                                       Increase
--------------------------------------------------------------------------------
     2001 - 2000                                 $587.0         10.4%
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

     The increase in operations and support expenses was primarily attributable to higher employee costs. The increase in employee costs was largely due to additional employee severance and pension enhancement costs recorded in 2001 and annual salary and wage increases for employees. Other items contributing to the increase in expense included additional costs related to the terrorist attacks on September 11th, one-time reclassifications associated with regulatory-related activities, additional costs associated with service penalties, and an increase in the provision for uncollectible accounts receivable. These expense increases were partially offset by the effect of merger-related costs and other special items recorded in 2000, lower interconnection and related costs associated with reciprocal compensation arrangements, favorable pension plan income including gain amortization, lower employee overtime pay and effective cost control measures.

     For additional information on severance and pension enhancement costs, costs related to the terrorist attacks on September 11th, and merger-related costs and other special items, see Results of Operations.

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

     On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

DEPRECIATION AND AMORTIZATION

                                                       Increase
--------------------------------------------------------------------------------
     2001 - 2000                                 $181.8         11.2%
--------------------------------------------------------------------------------

      Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

      Depreciation and amortization expense increased in 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were slightly offset by the effect of lower rates of depreciation.

                             Verizon New York Inc.


OTHER RESULTS
-------------
(Dollars in Millions)

OTHER INCOME, NET

                                                      (Decrease)
--------------------------------------------------------------------------------
     2001 - 2000                                 $(3.7)         (3.2)%
--------------------------------------------------------------------------------

     Other income, net includes equity income (losses), interest income and other nonoperating income and expense items.

     The change in other income, net, was primarily attributable to lower equity income recognized from our investment in Verizon Services Group and SMS/800. This decrease was partially offset by additional interest income associated with the settlement of a tax-related matter in 2001.

INTEREST EXPENSE

                                                       (Decrease)
--------------------------------------------------------------------------------
     2001 - 2000                                 $(53.6)        (14.1)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

     Interest expense decreased in 2001 primarily due to lower interest rates on short-term borrowings with an affiliate. In addition, the effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section, also contributed to the decrease in interest expense.

     See Note 6 to the consolidated financial statements for additional information about our debt.

EFFECTIVE INCOME TAX RATES

     For the Years Ended December 31
--------------------------------------------------------------------------------
     2001                                        (25.7)%
--------------------------------------------------------------------------------
     2000                                         33.3%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was lower in 2001 principally due to a true-up for events that do not have tax consequences.

     You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 11 to the consolidated financial statements.

OTHER MATTERS
-------------

      In-Region Long Distance

     Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

                             Verizon New York Inc.

     On December 22, 1999 and July 23, 2001, the FCC released orders approving our applications for permission to enter the in-region long distance markets in New York and Connecticut, respectively. In-region long distance service is being offered in these states by a separate non-regulated subsidiary of Verizon Communications as required by law.

      Recent Accounting Pronouncements

      Business Combinations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      Goodwill and Other Intangible Assets

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No.
142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

      Asset Retirement Obligations

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

      Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

      State Regulation

     On January 28, 2002, the NYSPSC issued an order mandating reductions in the rates that we may charge our local exchange competitors for access to unbundled network elements. Assuming current volumes, the revenue impact of the reductions is estimated to be $200 million per year, although this amount may change if volumes change.

     We have separately been involved in proceedings before the NYSPSC relating to an alternative regulation plan to replace and succeed the current Performance Regulation Plan put in place in 1995. Under the new two year plan, we will be permitted to exercise rate flexibility up to 3% of our total intrastate revenues annually, or approximately $160 million.

                             Verizon New York Inc.

     Contractual Obligations

     The following table provides a summary of our contractual obligations. Additional detail about these items is included in the notes to the consolidated financial statements.


                                                       Payments Due by Period             (dollars in millions)
                                       ------------------------------------------------------------------------
Contractual Obligation                     Total    Less than 1 year   1-3 years   4-5 years      After 5 years
---------------------------------------------------------------------------------------------------------------
Long-term debt                         $ 3,205.0             $   ---     $ 630.0     $ 300.0          $ 2,275.0
Capital lease obligations                    9.7                 1.9         2.1         2.2                3.5
Operating leases                           192.6                30.7        55.7        46.3               59.9
Other commitments                           89.3                89.3         ---         ---                ---
                                  -----------------------------------------------------------------------------
Total contractual cash obligations     $ 3,496.6             $ 121.9     $ 687.8     $ 348.5          $ 2,338.4
                                  =============================================================================

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2001 and 2000. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

      The following table summarizes the fair values of our long-term debt as of December 31, 2001 and 2000. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming
100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                          December 31
                                                  --------------------------
(Dollars in Millions)                                   2001         2000
----------------------------------------------------------------------------
Fair value of long-term debt                        $3,234.4     $3,486.9
Fair value assuming a +100-basis-point shift         3,034.2      3,266.9
Fair value assuming a -100-basis-point shift         3,436.6      3,711.0


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

           3b       By-Laws of the registrant, as amended October 1, 1997.

           4 No instrument which defines the rights of holders of long-term debt of the registrant and its subsidiary is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

           12       Computation of Ratio of Earnings to Fixed Charges.

           23a      Consent of Independent Auditors.

           23b      Consent of Independent Accountants.


     (b)   Reports on Form 8-K:

            There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2001.

                             Verizon New York Inc.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Verizon New York Inc.

Date: March 21, 2002                          By /s/ Edwin F. Hall
                                                --------------------------
                                                Edwin F. Hall
                                                Chief Financial Officer
                                                and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:

/s/ Ivan G. Seidenberg         Chairman of the Board, President and    March 21, 2002
----------------------------   Chief Executive Officer
    Ivan G. Seidenberg

Principal Financial and Accounting Officer:

/s/ Edwin F. Hall              Chief Financial Officer                 March 21, 2002
----------------------------   and Controller
    Edwin F. Hall

                             Verizon New York Inc.

                            ----------------------

/s/ James R. Barker         Director                    March 21, 2002
--------------------------
James R. Barker

/s/ Edward H. Budd          Director                    March 21, 2002
--------------------------
Edward H. Budd

/s/ Richard L. Carrion      Director                    March 21, 2002
--------------------------
Richard L. Carrion

/s/ Robert F. Daniell       Director                    March 21, 2002
--------------------------
Robert F. Daniell

/s/ Helene L. Kaplan        Director                    March 21, 2002
--------------------------
Helene L. Kaplan

/s/ Charles R. Lee          Director                    March 21, 2002
--------------------------
Charles R. Lee

/s/ Sandra O. Moose         Director                    March 21, 2002
--------------------------
Sandra O. Moose

/s/ Joseph Neubauer         Director                    March 21, 2002
--------------------------
Joseph Neubauer

/s/ Thomas H. O'Brien       Director                    March 21, 2002
--------------------------
Thomas H. O'Brien

/s/ Russell E. Palmer       Director                    March 21, 2002
--------------------------
Russell E. Palmer

/s/ Hugh B. Price           Director                    March 21, 2002
--------------------------
Hugh B. Price

/s/ Ivan G. Seidenberg      Director                    March 21, 2002
--------------------------
Ivan G. Seidenberg

/s/ Walter V. Shipley       Director                    March 21, 2002
--------------------------
Walter V. Shipley

/s/ John W. Snow            Director                    March 21, 2002
--------------------------
John W. Snow

/s/ John R. Stafford        Director                    March 21, 2002
--------------------------
John R. Stafford

/s/ Robert D. Storey        Director                    March 21, 2002
--------------------------
Robert D. Storey

                             Verizon New York Inc.

         Index to Financial Statements and Financial Statement Schedule

                                                                         Page
                                                                         ----

Report of Independent Auditors -- Ernst & Young LLP ..................    F-2

Report of Independent Accountants -- PricewaterhouseCoopers LLP ......    F-3

Consolidated Statements of Income
     For the years ended December 31, 2001, 2000 and 1999 ............    F-4

Consolidated Balance Sheets -- December 31, 2001 and 2000 ............    F-5

Consolidated Statements of Changes in Shareowner's Investment
     For the years ended December 31, 2001, 2000 and 1999 ............    F-7

Consolidated Statements of Cash Flows
     For the years ended December 31, 2001, 2000 and 1999 ............    F-8

Notes to Consolidated Financial Statements ...........................    F-9

Schedule II -- Valuation and Qualifying Accounts
     For the years ended December 31, 2001, 2000 and 1999 ............   F-25



Financial statement schedules other than those listed above have been omitted because such schedules are not required or applicable.

                             Verizon New York Inc.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner
Verizon New York Inc.

We have audited the accompanying consolidated balance sheets of Verizon New York Inc. (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareowner's investment, and cash flows for the years then ended. Our audits also included the financial statement schedule referenced in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verizon New York Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
January 31, 2002

                             Verizon New York Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowner of Verizon New York Inc.


In our opinion, the 1999 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Verizon New York Inc. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 1999 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financials statements of Verizon New York Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 14, 2000

                             Verizon New York Inc.

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                     2001       2000        1999
-----------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $556.1, $485.7 and $330.4 from affiliates)        $ 8,339.6  $ 8,421.2   $ 8,424.0
                                                                               ----------------------------------
OPERATING EXPENSES
Operations and support (including $1,437.2, $1,537.3 and $1,323.1
  to affiliates)                                                                  6,257.4    5,670.4     5,300.5
Depreciation and amortization                                                     1,810.5    1,628.7     1,526.2
                                                                               ----------------------------------
                                                                                  8,067.9    7,299.1     6,826.7
                                                                               ----------------------------------
OPERATING INCOME                                                                    271.7    1,122.1     1,597.3

OTHER INCOME, NET (including $48.1, $101.8 and $42.8 from affiliates)               110.5      114.2        50.4

INTEREST EXPENSE (including $113.4, $156.9 and $66.4 to affiliates)                 326.1      379.7       310.5
                                                                               ----------------------------------
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                                                             56.1      856.6     1,337.2

PROVISION (BENEFIT) FOR INCOME TAXES                                                (14.4)     285.1       452.1
                                                                               ----------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                                     70.5      571.5       885.1

EXTRAORDINARY ITEM
  Early extinguishment of debt, net of tax                                           (9.4)       ---        (2.7)
                                                                               ----------------------------------

NET INCOME                                                                      $    61.1  $   571.5   $   882.4
                                                                               ==================================



                 See Notes to Consolidated Financial Statements.

                             Verizon New York Inc.

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)

                                     ASSETS
                                     ------

                                                                                      December 31
                                                                               -------------------------
                                                                                     2001          2000
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                         $    533.6    $    341.7
Note receivable from affiliate                                                      279.4       1,128.0
Accounts receivable:
  Trade and other, net of allowances for uncollectibles of $430.9 and $199.6      1,764.2       1,631.7
  Affiliates                                                                        274.0         195.1
Material and supplies                                                                73.2          57.4
Prepaid expenses                                                                    229.0          80.2
Deferred income taxes                                                               173.2           0.4
Other                                                                               199.4         215.3
                                                                               -------------------------
                                                                                  3,526.0       3,649.8
                                                                               -------------------------

PLANT, PROPERTY AND EQUIPMENT                                                    27,520.6      25,718.3
Less accumulated depreciation                                                    15,814.6      14,532.0
                                                                               -------------------------
                                                                                 11,706.0      11,186.3
                                                                               -------------------------

DEFERRED INCOME TAXES                                                                 ---         297.5
                                                                               -------------------------

OTHER ASSETS                                                                        906.0         872.7
                                                                               -------------------------

TOTAL ASSETS                                                                   $ 16,138.0    $ 16,006.3
                                                                               =========================

                 See Notes to Consolidated Financial Statements.

                             Verizon New York Inc.

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                                 December 31
                                                       -------------------------
                                                                2001        2000
--------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate                               $  3,982.6  $  3,436.1
  Other                                                          2.6         3.0
Accounts payable and accrued liabilities:
  Affiliates                                                 1,199.0     1,142.7
  Other                                                      1,675.6     1,443.8
Other current liabilities                                      374.5       491.4
                                                       -------------------------
                                                             7,234.3     6,517.0
                                                       -------------------------

LONG-TERM DEBT                                               3,193.6     3,616.6
                                                       -------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                 2,751.5     2,910.9
                                                       -------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                           20.1        16.3
Unamortized investment tax credits                              40.9        68.5
Other                                                          528.1       480.8
                                                       -------------------------
                                                               589.1       565.6
                                                       -------------------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 13)

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                        1.0         1.0
Additional paid-in capital                                   1,070.9     1,092.6
Reinvested earnings                                          1,297.6     1,302.6
                                                       -------------------------
                                                             2,369.5     2,396.2
                                                       -------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT             $ 16,138.0  $ 16,006.3
                                                       =========================



                 See Notes to Consolidated Financial Statements.

                             Verizon New York Inc.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                      2001         2000        1999
----------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance at beginning of year                                    $    1.0     $    1.0    $    1.0
                                                                 ------------------------------------
  Balance at end of year                                               1.0          1.0         1.0
                                                                 ------------------------------------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year                                     1,092.6      1,299.7     1,545.1
  Distributions of additional paid-in capital to NYNEX               (25.0)      (207.3)     (248.0)
  Other                                                                3.3           .2         2.6
                                                                 ------------------------------------
  Balance at end of year                                           1,070.9      1,092.6     1,299.7
                                                                 ------------------------------------
REINVESTED EARNINGS/(ACCUMULATED DEFICIT)
  Balance at beginning of year                                     1,302.6        732.2      (157.1)
  Net income                                                          61.1        571.5       882.4
  Dividends declared to NYNEX                                        (66.0)         ---         ---
  Other                                                                (.1)        (1.1)        6.9
                                                                 ------------------------------------
  Balance at end of year                                           1,297.6      1,302.6       732.2
                                                                 ------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year                                         ---         (2.1)       (2.0)
  Minimum pension liability adjustment                                 ---          2.1         (.1)
                                                                 ------------------------------------
  Balance at end of year                                               ---          ---        (2.1)
                                                                 ------------------------------------
TOTAL SHAREOWNER'S INVESTMENT                                     $2,369.5     $2,396.2    $2,030.8
                                                                 ====================================
COMPREHENSIVE INCOME
  Net income                                                      $   61.1     $  571.5    $  882.4
  Minimum pension liability adjustment                                 ---          2.1         (.1)
                                                                 ------------------------------------
TOTAL COMPREHENSIVE INCOME                                        $   61.1     $  573.6    $  882.3
                                                                 ====================================



                 See Notes to Consolidated Financial Statements.

                             Verizon New York Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                         2001        2000       1999
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $    61.1   $   571.5  $   882.4
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                      1,810.5     1,628.7    1,526.2
   Extraordinary item, net of tax                                         9.4         ---        2.7
   Employee retirement benefits                                          58.5      (254.9)     (50.6)
   Deferred income taxes, net                                           (23.4)      160.9      133.6
   Provision for uncollectible accounts                                 358.8       220.3      114.9
   Equity income from affiliates                                        (24.3)      (51.1)     (40.2)
   Dividends received from equity affiliates                             55.8        42.9       53.3
   Changes in current assets and liabilities:
     Accounts receivable                                               (347.2)     (314.3)    (166.4)
     Material and supplies                                              (15.8)       45.0       38.2
     Other assets                                                      (160.8)     (104.3)     (36.9)
     Accounts payable and accrued liabilities                           425.4       139.9       33.6
     Other current liabilities                                           (3.3)      178.5       19.1
   Other items, net                                                    (146.1)     (321.5)    (112.1)
                                                                 -------------------------------------
Net cash provided by operating activities                             2,058.6     1,941.6    2,397.8
                                                                 -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                    (533.6)     (341.7)    (337.0)
Proceeds from sale of short-term investments                            341.7       337.0      349.9
Capital expenditures                                                 (2,452.4)   (2,234.6)  (2,096.6)
Net change in note receivable from affiliate                            848.6      (876.7)    (251.3)
Other, net                                                             (106.0)     (184.8)     (62.0)
                                                                 -------------------------------------
Net cash used in investing activities                                (1,901.7)   (3,300.8)  (2,397.0)
                                                                 -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                           (427.9)        ---      (32.1)
Principal repayments of borrowings and capital lease obligations         (4.2)      (72.9)     (38.2)
Net change in note payable to affiliate                                 546.5     1,474.5      375.0
Distributions of additional paid-in capital                            (145.0)     (149.3)    (287.4)
Dividends paid                                                          (50.0)        ---        ---
Net change in outstanding checks drawn on controlled
  disbursement accounts                                                 (76.3)       28.6        9.8
                                                                 -------------------------------------
Net cash (used in)/provided by financing activities                    (156.9)    1,280.9       27.1
                                                                 -------------------------------------
NET CHANGE IN CASH                                                        ---       (78.3)      27.9

CASH, BEGINNING OF YEAR                                                   ---        78.3       50.4
                                                                 -------------------------------------
CASH, END OF YEAR                                                   $     ---   $     ---  $    78.3
                                                                 =====================================


                 See Notes to Consolidated Financial Statements.

                             Verizon New York Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      Verizon New York Inc. and its wholly owned subsidiary, Empire City Subway Company, are wholly owned subsidiaries of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). Empire City Subway Company is primarily in the business of leasing underground conduit in Manhattan and the Bronx, principally to us, but also to other companies in the telecommunications business.

      We presently serve a territory consisting of six Local Access and Transport Areas (LATAs) in New York, as well as a small portion of Connecticut. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

      The communications services we provide are subject to regulation by the New York State Public Service Commission (NYSPSC) and the Connecticut Department of Public Utility Control (CDPUC) with respect to intrastate rates and services and certain other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates.

      On December 22, 1999 and July 23, 2001, the FCC released orders approving our applications for permission to enter the in-region long distance markets in New York and Connecticut, respectively. In-region long distance service is being offered in these states by a separate non-regulated subsidiary of Verizon Communications as required by law.

      Basis of Presentation

      We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangibles and other long-lived assets.

      The consolidated financial statements include the accounts of Verizon New York Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated. We have a 66-2/3% ownership interest in Telesector Resources Group, Inc. (d/b/a Verizon Services Group) and share voting rights equally with the other owner, Verizon New England Inc. (Verizon New England), which is a wholly owned subsidiary of NYNEX. Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. (collectively known as Verizon Services) to provide various centralized services on behalf of Verizon Communications' subsidiaries. We use the equity method of accounting for our investment in Verizon Services Group.

      We also have an 8.49% ownership interest in SMS/800, a venture that is jointly owned by the Bell Operating Companies. SMS/800 administers the centralized national database system associated with toll free numbers. We use the equity method of accounting for our investment in SMS/800.

      We have reclassified certain amounts from prior periods to conform with our current presentation.

      Revenue Recognition

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

      We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, as required by the SEC. As a result of the

                             Verizon New York Inc.

adoption of SAB No. 101, we defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent direct costs associated with certain non-recurring fees, such as service activation and installation fees. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations.

      Our balance sheet includes deferred activation costs and deferred activation revenues as follows:

                                                        December 31
                                                  ------------------------
(Dollars in Millions)                                 2001         2000
--------------------------------------------------------------------------
Deferred Activation Costs
  Current assets - other                            $166.0       $172.4
  Other assets                                       265.2        306.6

Deferred Activation Revenues
  Current liabilities - other                        166.0        172.4
  Deferred credits and other liabilities - other     265.2        306.6


      Maintenance and Repairs

      We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses as these costs are incurred.

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

      Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. (See "Recent Accounting Pronouncements - Impairment or Disposal of Long-Lived Assets" below.)

      Plant and Depreciation

      We record plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

                             Verizon New York Inc.

      We used the following asset lives:

      Average Lives (in years)
      -----------------------------------------------------------
      Buildings                                     30 - 35
      Central office equipment                       5 - 10
      Outside communications plant                  17 - 50
      Furniture, vehicles and other equipment        3 - 15

      When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation.

      We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Computer Software Costs

      We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

      Income Taxes

      Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

      Current and deferred tax expense is determined by applying the provisions of SFAS No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

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

      Derivative Instruments

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not

                             Verizon New York Inc.

qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We had no derivative instruments as of December 31, 2001 and 2000.

      Recent Accounting Pronouncements

      Business Combinations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      Goodwill and Other Intangible Assets

      In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No.
142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

      Asset Retirement Obligations

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

     Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

2.    ACCOUNTING FOR THE IMPACT OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

      The primary financial statement impact of the September 11, 2001 terrorist attacks pertains to our plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex in New York City, and the associated service restoration efforts. During the period following September 11th, we focused primarily on service restoration in the World Trade Center area. In 2001, we recorded a pretax charge of approximately $180 million, net of estimated insurance recoveries, related to losses and service disruption and restoration costs.

                             Verizon New York Inc.

      Verizon Communications' insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we recognized an estimated insurance recovery of approximately $390 million in 2001, of which approximately $43 million was received as of December 31, 2001. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001."

 3.   COMPLETION OF MERGERS

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

      The following table summarizes the one-time charges incurred for each merger. Amounts for 2001 and 2000 pertain to the Bell Atlantic-GTE merger. Transition costs for 1999 pertain to the Bell Atlantic-NYNEX merger.

                                                          (Dollars in Millions)
Years Ended December 31,                                 2001     2000     1999
--------------------------------------------------------------------------------
Direct incremental costs                                $ ---   $ 45.9    $ ---
Employee severance costs                                  ---     48.8      ---
Transition costs                                         91.1     26.5     58.3
                                                    ----------------------------
Total Merger-Related Costs                              $91.1   $121.2    $58.3
                                                    ============================

      The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs, Bell Atlantic-NYNEX merger-related costs and other charges and special items described below:

                                                                                                               (Dollars in Millions)
                                                       1999                                        2000                         2001
                    ----------------------------------------------------------------------------------------------------------------
                                             Asset            Charged to                 Asset                         Asset
                    Beginning           Write-offs   End of   Expense or            Write-offs   End of           Write-offs  End of
                      of Year Payments   and Other     Year      Revenue  Payments   and Other     Year  Payments  and Other    Year
------------------------------------------------------------------------------------------------------------------------------------
Merger-Related
Direct incremental
  costs               $  ---     $ ---      $  ---   $  ---        $45.9    $(45.9)     $  ---    $ ---   $  ---       $ ---  $  ---
Employee severance
  costs                 67.9      (1.1)       (5.8)    61.0         48.8     (29.4)      (25.4)    55.0    (11.0)        8.6    52.6
Other Initiatives
Write-off of
  duplicate assets       ---       ---         ---      ---           .8       ---         ---       .8      ---         (.3)     .5
Write-down of
  fixed assets and
  real estate
  consolidation          9.9      (2.1)       (7.8)     ---          ---       ---         ---      ---      ---         ---     ---
Other charges and
  special items         73.7      (4.9)        ---     68.8          ---       (.1)        ---     68.7      ---         ---    68.7
                    ----------------------------------------------------------------------------------------------------------------
                      $151.5     $(8.1)     $(13.6)  $129.8        $95.5    $(75.4)     $(25.4)  $124.5   $(11.0)      $ 8.3  $121.8
                    ================================================================================================================

Merger-Related Charges

Direct Incremental Costs

      Direct incremental costs related to the Bell Atlantic-GTE merger of $45.9 million (including $45.0 million allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. All of the Bell Atlantic-GTE merger direct incremental costs had been paid as of December 31, 2001.

Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $48.8 million (including $27.2 million allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits,"

                             Verizon New York Inc.

represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our Company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $15.1 million.

      In 1997, employee severance costs related to the Bell Atlantic-NYNEX merger were approximately $88 million (including approximately $30 million allocated from Verizon Services), as recorded under SFAS No. 112 and relate to the separation of management employees during 1999, 1998 and 1997. Accrued postemployment benefit liabilities were included in our balance sheets as a component of Employee Benefit Obligations at December 31, 1999. There was no remaining severance liability under this program as of December 31, 2000.

Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $91.1 million in 2001 (including $67.9 million allocated from Verizon Services) and $26.5 million in 2000 (including $24.1 million allocated from Verizon Services Corp).

      In connection with the Bell Atlantic-NYNEX merger, we incurred transition costs of a similar nature to the Bell Atlantic-GTE merger transitions costs of $58.3 million in 1999 (including $48.3 million allocated from Verizon Services).

Other Initiatives

      During the second quarter of 2000, we also recorded a $.8 million charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

      We recorded other charges and special items totaling approximately $273 million (pre-tax) during 1997 in connection with consolidating operations and combining organizations of Bell Atlantic and NYNEX, and for other special items arising during that year. These charges were comprised of the write-down of assets and real estate consolidation of $147 million, and regulatory and legal contingencies and other post-merger initiatives of $126 million.

4.    PLANT, PROPERTY AND EQUIPMENT

      The following table displays the details of plant, property and equipment, which is stated at cost:

                                                        December 31
                                                  -------------------------
(Dollars in Millions)                                    2001         2000
---------------------------------------------------------------------------
Land                                                 $  108.7      $ 107.4
Buildings                                             2,559.0      2,301.6
Central office equipment                             11,596.7     10,627.4
Outside communications plant                         10,698.7     10,183.9
Furniture, vehicles and other work equipment          1,531.6      1,421.7
Other                                                   606.5        553.6
Construction-in-progress                                419.4        522.7
                                                  --------------------------
                                                     27,520.6     25,718.3
Accumulated depreciation                            (15,814.6)   (14,532.0)
                                                  --------------------------
Total                                              $ 11,706.0   $ 11,186.3
                                                  ==========================

                             Verizon New York Inc.

5.    LEASES

      We lease certain facilities and equipment for use in our operations under both capital and operating leases. We incurred initial capital lease obligations of $4.8 million in 2001. We did not incur any initial capital lease obligations in 2000 or 1999.

     Capital lease amounts included in plant, property and equipment are as follows:

                                                                   December 31
                                                                ----------------
(Dollars in Millions)                                            2001     2000
--------------------------------------------------------------------------------
Capital leases                                                 $ 30.2   $ 45.0
Accumulated amortization                                        (14.4)   (33.2)
                                                               -----------------
Total                                                          $ 15.8   $ 11.8
                                                               =================

      Total rent expense amounted to $283.9 million in 2001, $79.0 million in 2000 and $82.5 million in 1999. In 2001, rent expense included $208.2 million of lease payments to affiliated companies. There were no lease payments to affiliated companies in 2000 and 1999.

      This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2001.

(Dollars in Millions)
Years                                        Capital Leases     Operating Leases
--------------------------------------------------------------------------------
2002                                                  $ 3.7              $  30.7
2003                                                    2.0                 28.9
2004                                                    2.1                 26.8
2005                                                    2.1                 23.5
2006                                                    2.1                 22.8
Thereafter                                              6.6                 59.9
                                                --------------------------------
Total minimum rental commitments                       18.6              $ 192.6
                                                               =================
Less interest and executory costs                       8.9
                                                --------------
Present value of minimum lease payments                 9.7
Less current installments                               2.6
                                                --------------
Long-term obligation at December 31, 2001             $ 7.1
                                                ==============

6.    DEBT

      Debt Maturing Within One Year

      Debt maturing within one year consists of the following at December 31:


(Dollars in Millions)                                                            2001       2000
--------------------------------------------------------------------------------------------------
Note payable to affiliate (BAAS)                                            $ 3,982.6  $ 3,436.1
Long-term debt maturing within one year                                           2.6        3.0
                                                                          -------------------------
Total debt maturing within one year                                         $ 3,985.2  $ 3,439.1
                                                                          =========================

Weighted average interest rate for note payable outstanding at year-end          1.9%       6.5%
                                                                          =========================

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

                             Verizon New York Inc.

Long-Term Debt

     Long-term debt consists principally of debentures, refunding mortgage bonds and notes that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:


                                                             Interest
Description                                                      Rate     Maturity        2001        2000
-----------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Millions)
Twelve year debenture                                           6 1/2%        2005    $  200.0    $  200.0
Ten year debenture                                              6             2008       250.0       250.0
Twelve year debenture                                           6 1/8         2010       250.0       250.0
Twenty-one year debenture                                       8 5/8         2010       150.0       150.0
Twenty year debenture                                           7             2013       100.0       100.0
Twenty year debenture                                           7             2013       100.0       100.0
Thirty year debenture                                           7 5/8         2023       100.0       100.0
Thirty year debenture                                           6.70          2023       250.0       250.0
Thirty year debenture                                           7 1/4         2024       450.0       450.0
Thirty-two year debenture                                       7             2025       250.0       250.0
Thirty year debenture                                           6 1/2         2028       100.0       100.0
Forty year debenture                                            9 3/8         2031         ---       167.9
Forty year debenture                                            7             2033       200.0       200.0
Forty year refunding mortgage bond, Series M                    4 5/8         2002         ---        60.0
Forty year refunding mortgage bond, Series O                    4 5/8         2004       130.0       130.0
Forty year refunding mortgage bond, Series P                    4 7/8         2006       100.0       100.0
Forty year refunding mortgage bond, Series Q                    6             2007        75.0        75.0
Forty year refunding mortgage bond, Series V                    7 3/8         2011         ---       200.0
Ten year note payable                                           5 7/8         2003       200.0       200.0
Ten year note payable                                           5 5/8         2003       150.0       150.0
Ten year note payable                                           6 1/4         2004       150.0       150.0
                                                                                   ------------------------
                                                                                       3,205.0     3,632.9
Unamortized discount and premium, net                                                    (18.5)      (21.3)
Capital lease obligations - average rate 14.1% and 8.6%                                    9.7         8.0
                                                                                   ------------------------
Total long-term debt, including current maturities                                     3,196.2     3,619.6
Less maturing within one year                                                              2.6         3.0
                                                                                   ------------------------
Total long-term debt                                                                  $3,193.6    $3,616.6
                                                                                   ========================


     At December 31, 2001, all of our outstanding refunding mortgage bonds, totaling $305.0 million, are callable. The call prices range from 100.0% to 100.18% of face value, depending upon the remaining term to maturity of the issue. Substantially all of our assets are subject to lien under our refunding mortgage bond indenture securing funded debt.

     Maturities of long-term debt outstanding at December 31, 2001, excluding capital lease obligations and unamortized discount and premium, are $350.0 million in 2003, $280.0 million in 2004, $200.0 million in 2005, $100.0 million in 2006 and $2,275.0 million beginning in 2007 and thereafter.

     Early Extinguishment of Debt

     During 2001, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $9.4 million (net of an income tax benefit of $5.1 million). These debt extinguishments consisted of the following:

     . In July 2001, we redeemed $167.9 million of 9 3/8% debentures due on July 15, 2031 and $60 million of 4 5/8% refunding mortgage bonds due on January 1, 2002.

     . In December 2001, we redeemed $200.0 million of 7 3/8% refunding mortgage bonds due on December 15, 2011.

     During 1999, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $2.7 million (net of an income tax benefit of $1.5 million). These debt extinguishments consisted of the following:

     . In April 1999, we repurchased $2.5 million of 9.375% debentures, due on July 15, 2031.

     . In May 1999, we repurchased $29.6 million of 9.375% debentures, due on July 15, 2031.

                             Verizon New York Inc.

7.    FINANCIAL INSTRUMENTS

      Derivatives

      We did not have any derivatives as of December 31, 2001 and 2000, consequently, SFAS No. 133 did not have an impact on our results of operations or financial position.

      Concentrations of Credit Risk

      Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $684.6 million in 2001, $613.8 million in 2000 and $604.4 million in 1999.

      While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider this risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial position.

      Fair Values of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:


Financial Instrument                                               Valuation Method
-------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (BAAS) and short-term investments        Carrying amounts

Debt (excluding capital leases)                                    Future cash flows discounted at current rates

                                                                              2001                     2000
                                                                 -----------------------------------------------------
                                                                     Carrying                  Carrying
                                                                       Amount    Fair Value      Amount    Fair Value
----------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Millions)
Debt and note payable to affiliate                                   $7,169.1      $7,217.0    $7,047.7      $6,923.0

8.    COMPREHENSIVE INCOME

      Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income.

      The change in other comprehensive loss, net of income tax expense, is as follows:

                                                                                Years ended December 31
                                                                              ---------------------------
(Dollars in Millions)                                                           2001     2000      1999
---------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
  Minimum pension liability adjustment (net of income taxes of $0, $1.1
    and $0)                                                                    $ ---     $2.1      $(.1)
                                                                              ---------------------------
                                                                               $ ---     $2.1      $(.1)
                                                                              ===========================

9.    STOCK INCENTIVE PLANS

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

                                                       Years ended December 31
                                                   -----------------------------
(Dollars in Millions)                                 2001       2000      1999
--------------------------------------------------------------------------------
Net income:
  As reported                                       $ 61.1    $ 571.5   $ 882.4
  Pro forma                                           29.2      538.8     858.4

      We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                          2001    2000     1999
--------------------------------------------------------------------------------
Dividend yield                                            2.7%    3.3%     3.4%
Expected volatility                                      29.1%   27.5%    20.0%
Risk-free interest rate                                   4.8%    6.2%     5.3%
Expected lives (in years)                                   6       6        6

      The weighted-average value of options granted during 2001, 2000 and 1999 was $15.24, $13.09 and $11.58, respectively.

      The structure of Verizon Communications' stock incentive plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

10.   EMPLOYEE BENEFITS

       We participate in Verizon Communications' benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the Company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis.

       The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our Company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

Pension and Other Postretirement Benefits

       Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost


                                                                          Years ended December 31
                                       -----------------------------------------------------------
                                                     Pension                 Healthcare and Life
                                       -----------------------------------------------------------
(Dollars in Millions)                      2001       2000       1999      2001     2000      1999
--------------------------------------------------------------------------------------------------
Net periodic benefit (income) cost      $(467.0)   $(407.5)   $(209.0)   $171.5   $153.1    $155.3
                                       -----------------------------------------------------------
Termination benefits                      354.0        ---        ---       ---      ---       ---
                                       -----------------------------------------------------------
Total (income) cost                     $(113.0)   $(407.5)   $(209.0)   $171.5   $153.1    $155.3
                                       ============================================================

       In 2001, Verizon Communications announced an employee severance plan. As a result, we recorded special termination benefits of $354.0 million for related pension enhancements in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

                             Verizon New York Inc.

     Amounts recognized on the balance sheets consist of:

                                                             December 31
                                ------------------------------------------------
                                         Pension         Healthcare and Life
                                ------------------------------------------------
(Dollars in Millions)                2001       2000        2001        2000
--------------------------------------------------------------------------------
Employee benefit obligations      $(728.4)   $(844.3)  $(1,845.2)  $(1,906.7)

      The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), plan amendments and changes in corporate allocations.

Assumptions

      The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                          -------------------------------------------------------
                                                                     Pension              Healthcare and Life
                                                          -------------------------------------------------------
                                                             2001     2000     1999      2001     2000     1999
-----------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 7.25%    7.75%    8.00%     7.25%    7.75%    8.00%
Long-term rate of return on plan assets for the year         9.25     9.25     9.00      9.25     9.25     9.00
Rate of future increases in compensation at end of year      5.00     5.00     4.00      4.00     4.00     4.20
Medical cost trend rate at end of year                                                  10.00     5.00     5.50
Ultimate (year 2005)                                                                     5.00     5.00     5.00


Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former NYNEX Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the shares allocated method for this leveraged ESOP which purchased securities after December 15, 1989. We recognize savings plan cost based on our matching obligation attributed to our participating employees. In addition to the ESOP, Verizon Communications also maintains a savings plan for associate employees. We recorded total savings plan costs of $90.4 million in 2001, $77.6 million in 2000 and $77.0 million in 1999.

Employee Severance Costs

     During the fourth quarter of 2001, we recorded a charge of $222.0 million for severance and related benefits, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees.

11.   INCOME TAXES

      The components of income tax expense are presented in the following table:

                                                      Years ended December 31
                                                 -----------------------------
(Dollars in Millions)                                2001      2000      1999
------------------------------------------------------------------------------
Current:
  Federal                                          $  7.6    $122.3    $316.1
  State and local                                     1.4       1.9       2.4
                                                 -----------------------------
                                                      9.0     124.2     318.5
                                                 -----------------------------
Deferred:
  Federal                                             4.7     164.9     141.2
  State and local                                     (.5)      2.0       1.3
                                                 -----------------------------
                                                      4.2     166.9     142.5
                                                 -----------------------------
                                                     13.2     291.1     461.0
Investment tax credits                              (27.6)     (6.0)     (8.9)
                                                 -----------------------------
Total income tax expense                           $(14.4)   $285.1    $452.1
                                                 =============================

                             Verizon New York Inc.

      The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                       Years ended December 31
                                                    ----------------------------
                                                      2001      2000     1999
--------------------------------------------------------------------------------
Statutory federal income tax rate                     35.0%     35.0%    35.0%
Investment tax credits                                (5.8)      (.5)     (.4)
State income taxes, net of federal tax benefits        1.0        .3       .2
Equity investment                                    (14.3)     (1.9)    (1.0)
True-up for events with no tax consequences          (38.5)      ---      ---
Other, net                                            (3.1)       .4      ---
                                                    ----------------------------
Effective income tax rate                            (25.7)%    33.3%    33.8%
                                                    ============================

      Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax (assets) liabilities are shown in the following table:

                                                               December 31
                                                         -----------------------
(Dollars in Millions)                                          2001       2000
--------------------------------------------------------------------------------
Depreciation                                              $ 1,185.2  $ 1,179.6
Employee benefits                                            (983.7)  (1,066.8)
Allowance for uncollectible accounts                         (114.5)     (44.7)
Investment tax credits                                        (14.7)     (16.4)
Other                                                        (225.3)    (219.7)
                                                         -----------------------
Net deferred tax assets                                   $  (153.0) $  (168.0)
                                                         =======================

12.   ADDITIONAL FINANCIAL INFORMATION

      The tables below provide additional financial information related to our consolidated financial statements:

                                                                December 31
                                                         -----------------------
(Dollars in Millions)                                           2001       2000
--------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable - affiliates                            $ 1,199.0  $ 1,142.7
  Accounts payable - other                                   1,060.1    1,014.3
  Accrued vacation pay                                         189.8      186.8
  Accrued taxes                                                 76.1      118.5
  Accrued expenses                                             288.9       54.3
  Interest payable - other                                      60.7       69.9
                                                          ----------------------
                                                           $ 2,874.6  $ 2,586.5
                                                          ======================
Other current liabilities:
  Advance billings and customer deposits                   $   200.4  $   196.0
  Deferred income taxes                                          ---      113.6
  Other                                                        174.1      181.8
                                                          ----------------------
                                                           $   374.5  $   491.4
                                                          ======================

                                                        Years ended December 31
                                                      --------------------------
(Dollars in Millions)                                      2001    2000     1999
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
  Income taxes, net of amounts refunded                 $ 110.9  $ 90.2  $ 290.8
  Interest, net of amounts capitalized                    338.7   357.3    296.5

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized     326.1   379.7    310.5
Capitalized interest                                       41.4    47.8     28.8
Advertising expense                                        37.7    38.1     31.6

      Advertising expense includes $37.5 million in 2001, $37.1 million in 2000 and $30.8 million in 1999 allocated to us by Verizon Services.

      At December 31, 2001 and 2000, $27.2 million and $103.5 million of bank overdrafts were classified as accounts payable.

13.   COMMITMENTS AND CONTINGENCIES

      We have a contractual commitment to purchase network-related software totaling $89.3 million in 2002.

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

                             Verizon New York Inc.

14.   TRANSACTIONS WITH AFFILIATES

       Our financial statements include transactions with Verizon Services, (including Verizon Services Corp, Verizon Services Group, Verizon Corporate Services Group Inc. as previously described), Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), NYNEX, Verizon Network Funding Corporation (VNFC), Bell Atlantic Administrative Services, Inc.
(BAAS), Verizon Communications and other affiliates.

Transactions with affiliates are summarized as follows:

                                                        Years Ended December 31
                                                    ----------------------------
(Dollars in Millions)                                   2001      2000     1999
--------------------------------------------------------------------------------
Operating revenues:
  Yellow Pages directory revenues                   $   93.0  $  178.9 $  185.7
  Other revenue from affiliates                        463.1     306.8    144.7
                                                    ----------------------------
                                                       556.1     485.7    330.4
                                                    ----------------------------
Operating expenses:
  Verizon Services                                   1,297.5   1,537.3  1,320.2
  Verizon Data Services Inc.                             8.5       ---      ---
  GTE Communication Systems                               .4       ---      ---
  NYNEX                                                  ---       ---      (.8)
  Other                                                130.8       ---      3.7
                                                    ----------------------------
                                                     1,437.2   1,537.3  1,323.1
                                                    ----------------------------
Other income:
  Equity income from Verizon Services Group             22.9      46.0     38.2
  Equity income from SMS/800                             1.4       5.1      2.0
  Interest income from VNFC                             22.7      50.7      2.4
  Interest income from NYNEX                             ---       ---       .2
  Interest income from Verizon Services                  1.1       ---      ---
                                                    ----------------------------
                                                        48.1     101.8     42.8
                                                    ----------------------------
Interest expense:
  Interest expense to BAAS                             112.5     156.9     28.0
  Interest expense to NYNEX                              ---       ---     37.9
  Interest expense to VNFC                                .9       ---       .5
                                                    ----------------------------
                                                       113.4     156.9     66.4
                                                    ----------------------------
Dividends to NYNEX                                      66.0       ---      ---
Distributions of additional paid-in
  capital to NYNEX                                      25.0     207.3    248.0

Dividends received from Verizon Services Group          54.0      40.4     51.3
Dividends received from SMS/800                          1.8       2.5      2.0

      Outstanding balances with affiliates are reported on the balance sheets at December 31, 2001 and 2000 as Note Receivable from Affiliate, Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

      Verizon Services

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

                             Verizon New York Inc.


      Verizon Data Services Inc.

      Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us. We are charged for these affiliated transactions based on proportional cost allocation methodologies.

      GTE Communication Systems

      GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair services to us. We record these purchases and services at cost, including a return realized by GTE Communication Systems.

      NYNEX

      We paid cash dividends and cash distributions of additional paid-in capital to our parent company, NYNEX.

      Prior to 2000, we also had a contractual arrangement with NYNEX for the provision of certain centralized services. NYNEX principally provided overhead and support services which generally benefited the operating telephone companies as well as other subsidiaries. These services included corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Costs were either directly assigned to one subsidiary or allocated to more than one subsidiary based on work studies performed to identify on whose behalf services were being performed. The costs of certain functions which were performed on behalf of all subsidiaries were allocated to those subsidiaries based on their relative size. On January 1, 1999, all NYNEX employees and their associated functions were transferred to Verizon Services and Verizon Communications. In 1999, we also recognized interest expense/income in connection with a previous contractual arrangement with NYNEX to provide short-term financing, investing and cash management services to us.

     Bell Atlantic Administrative Services, Inc. and Verizon Network Funding Corporation

      We recognize interest expense/income in connection with contractual arrangements with BAAS and VNFC to provide short-term financing, investing and cash management services to us (see Note 6).

      Yellow Pages

      Operating revenues include fees earned from Yellow Pages for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. These revenues are earned under an agreement whereby Yellow Pages must pay all of its earnings related to directory publishing in New York which are in excess of a regulated rate of return.

      Other Affiliates

      Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc., Verizon Long Distance and Verizon Wireless. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies.

      Investment in SMS/800

      In June 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Verizon Communications at its fair value in accordance with a FCC order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $345,651 to receive a 6.79% ownership interest in SMS/800. Our ownership percentage has increased to 8.49% as a result of the merger of SBC Communications, Inc. and Ameritech Corporation. In connection with our investment in SMS/800, we record equity income (loss) and receive cash dividends.

                             Verizon New York Inc.

     Investment in Verizon Services Group

     We have a 66-2/3% ownership interest in Telesector Resources Group, Inc. (d/b/a Verizon Services Group). Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. (collectively known as Verizon Services) to provide various centralized services on behalf of Verizon Communications' subsidiaries. We record income (loss) under the equity method of accounting for our investment in Verizon Services Group.


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

16.   QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                  Income (Loss)
                                                         Before
                     Operating        Operating   Extraordinary    Net Income
Quarter Ended         Revenues    Income (Loss)            Item        (Loss)
-------------------------------------------------------------------------------
                                    (Dollars in Millions)
2001:
March 31             $ 2,134.9         $  378.8         $ 206.5       $ 206.5
June 30                2,174.2            251.7           131.0         131.0
September 30           2,021.0             59.0            39.6          31.9
December 31*           2,009.5           (417.8)         (306.6)       (308.3)
                   ------------------------------------------------------------
Total                $ 8,339.6         $  271.7         $  70.5       $  61.1
                   ============================================================
2000:
March 31             $ 2,080.6         $  356.3         $ 189.5       $ 189.5
June 30**              2,179.7            215.8            95.7          95.7
September 30           2,039.9            253.7           135.7         135.7
December 31            2,121.0            296.3           150.6         150.6
                   ------------------------------------------------------------
Total                $ 8,421.2         $1,122.1         $ 571.5       $ 571.5
                   ============================================================

* Results of operations for the fourth quarter of 2001 include a special charge for severance and related benefits in connection with the voluntary and involuntary separation of employees (see Note 10).

** Results of operations for the second quarter of 2000 include costs related to the Bell Atlantic - GTE merger (see Note 3).

17.   SUBSEQUENT EVENTS

      On December 6, 2001, we declared a dividend in the amount of $16.0 million from reinvested earnings. The dividend was paid to NYNEX on February 1, 2002.

      On February 19, 2002 we announced that we would redeem the entire outstanding principal amount of the following series of debt on March 22, 2002:

      . $130.0 million of 4 5/8% refunding mortgage bonds, Series O, due January 1, 2004

      . $75.0 million of 6% refunding mortgage bonds, Series Q, due September 1, 2007.

      We expect that these redemptions will not result in a material charge to results of operations.

                             Verizon New York Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                              (Dollars in Millions)

                                                              Additions
                                                  ------------------------------
      Description                  Balance at                        Charged to
                                 Beginning of       Charged to   Other Accounts   Deductions   Balance at End
                                       Period         Expenses          Note(a)      Note(b)        of Period
---------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 2001                              $199.6           $358.8           $213.3       $340.8         $430.9

Year 2000                              $131.6           $222.4           $208.2       $362.6         $199.6

Year 1999                              $169.2           $116.1           $196.6       $350.3         $131.6

Merger-Related Costs:

Year 2001                              $124.5           $  ---           $  8.3       $ 11.0         $121.8

Year 2000                              $129.8           $ 95.5           $  ---       $100.8         $124.5

Year 1999                              $151.5           $  ---           $  ---       $ 21.7         $129.8

(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed and (3) accruals charged to employee benefit obligations for ongoing employee severance costs.

(b) Amounts written off as uncollectible, transferred to other accounts, utilized or paid.

Form 10-K for 2001
File No. 1-3435
Page 1 of 1


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

           3b       By-Laws of the registrant, as amended October 1, 1997.

           4 No instrument which defines the rights of holders of long-term debt of the registrant and its subsidiary is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

           12       Computation of Ratio of Earnings to Fixed Charges.

           23a      Consent of Independent Auditors.

           23b      Consent of Independent Accountants.