Form 10-Q
period 2002-06-30
VERIZON NEW YORK INC
filed 2002-08-14
CIK 71689

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                             Verizon New York Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                   --------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                             2002            2001           2002          2001
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $139.9, $125.0, $308.1 and $274.9 from affiliates)          $2,006.6        $2,174.2       $4,017.1      $4,309.1
                                                                   --------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $393.4, $386.8, $707.0 and
    $717.0 to affiliates)                                                  1,624.7         1,473.5        2,895.3       2,795.7
Depreciation and amortization                                                479.6           449.0          948.3         882.9
                                                                   --------------------------------------------------------------
                                                                           2,104.3         1,922.5        3,843.6       3,678.6
                                                                   --------------------------------------------------------------

OPERATING INCOME (LOSS)                                                      (97.7)          251.7          173.5         630.5

OTHER INCOME, NET
   (including $13.8, $25.6, $57.8 and $49.0 from affiliates)                  20.8            29.4           64.9          62.0

INTEREST EXPENSE
   (including $14.2, $32.1, $32.9 and $75.7 to affiliates)                    87.0            88.2          156.1         186.8
                                                                   --------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
    INCOME TAXES AND EXTRAORDINARY ITEM                                     (163.9)          192.9           82.3         505.7


PROVISION (BENEFIT) FOR INCOME TAXES                                         (60.7)           61.9           11.7         168.2
                                                                   --------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                     (103.2)          131.0           70.6         337.5

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                        --              --            (.1)           --
                                                                   --------------------------------------------------------------

NET INCOME (LOSS)                                                         $ (103.2)       $  131.0       $   70.5      $  337.5
                                                                   ==============================================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon New York Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                       June 30, 2002      December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
CURRENT ASSETS
Short-term investments                                                                         $   187.0             $   533.6
Note receivable from affiliate                                                                     221.0                 279.4
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $455.9 and $430.9                   1,413.7               1,764.2
    Affiliates                                                                                     324.3                 274.0
Material and supplies                                                                               68.2                  73.2
Prepaid expenses                                                                                   137.3                 229.0
Deferred income taxes                                                                              172.2                 173.2
Other                                                                                              234.2                 199.4
                                                                                -------------------------------------------------
                                                                                                 2,757.9               3,526.0
                                                                                -------------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                   28,169.3              27,520.6
Less accumulated depreciation                                                                   16,390.1              15,814.6
                                                                                -------------------------------------------------
                                                                                                11,779.2              11,706.0
                                                                                -------------------------------------------------

PREPAID PENSION ASSET                                                                              181.6                    --
                                                                                -------------------------------------------------

OTHER ASSETS                                                                                       912.1                 906.0
                                                                                -------------------------------------------------

TOTAL ASSETS                                                                                   $15,630.8             $16,138.0
                                                                                =================================================


            See Notes to Condensed Consolidated Financial Statements.

                             Verizon New York Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                    June 30, 2002       December 31, 2001
----------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)

CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                $ 2,102.3               $ 3,982.6
   Other                                                                          1.0                     2.6
Accounts payable and accrued liabilities:
   Affiliates                                                                 1,289.5                 1,199.0
   Other                                                                      1,591.7                 1,675.6
Other liabilities                                                               404.0                   374.5
                                                         -------------------------------------------------------
                                                                              5,388.5                 7,234.3
                                                         -------------------------------------------------------

LONG-TERM DEBT                                                                4,481.4                 3,193.6
                                                         -------------------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                  2,889.8                 2,751.5
                                                         -------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                            54.5                    20.1
Unamortized investment tax credits                                               38.8                    40.9
Other                                                                           411.1                   528.1
                                                         -------------------------------------------------------
                                                                                504.4                   589.1
                                                         -------------------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value                                       1.0                     1.0
Additional paid-in capital                                                    1,091.6                 1,070.9
Reinvested earnings                                                           1,274.1                 1,297.6
                                                         -------------------------------------------------------
                                                                              2,366.7                 2,369.5
                                                         -------------------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                               $15,630.8               $16,138.0
                                                         =======================================================

            See Notes to Condensed Consolidated Financial Statements.

                             Verizon New York Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended June 30,
                                                              --------------------------------------
(Dollars in Millions) (Unaudited)                                     2002                 2001
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $   996.0            $ 1,518.7
                                                              --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                 346.6                228.3
Capital expenditures                                                (642.3)            (1,445.1)
Reintegration of assets from affiliate                              (192.3)                  --
Change in note receivable from affiliate                              58.4                998.1
Other, net                                                           (13.3)               (13.3)
                                                              --------------------------------------
Net cash used in investing activities                               (442.9)              (232.0)
                                                              --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                           1,479.3                   --
Early extinguishment of debt                                        (205.0)                  --
Principal repayments of capital lease obligations                      (.8)                (1.6)
Change in note payable to affiliate                               (1,880.3)            (1,085.0)
Dividends paid                                                       (32.0)              (145.0)
Net change in outstanding checks drawn
  on controlled disbursement accounts                                 85.7                (55.1)
                                                              --------------------------------------
Net cash used in financing activities                               (553.1)            (1,286.7)
                                                              --------------------------------------

NET CHANGE IN CASH                                                      --                   --

CASH, BEGINNING OF PERIOD                                               --                   --
                                                              --------------------------------------

CASH, END OF PERIOD                                              $      --            $      --
                                                              ======================================


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

2.    Accounting for the Impact of the September 11, 2001 Terrorist Attacks

      The primary financial statement impact of the September 11, 2001 terrorist attacks pertains to our plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex in New York City, and the associated service restoration efforts. During the period following September 11th, we focused primarily on service restoration in the World Trade Center area. We have recorded pretax charges, net of estimated insurance recoveries, of approximately $240 million through the period ended June 30, 2002, related to losses and service disruption and restoration costs.

      Verizon Communications' insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we recognized an estimated insurance recovery of approximately $360 million, of which approximately $177 million was received as of June 30, 2002. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001."

3.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2001 and 2000.

                             Verizon New York Inc.

      Our other intangible assets consist of non-network software as follows:

                                                            As of June 30, 2002             As of December 31, 2001
                                             ----------------------------------------------------------------------
                                                Gross Carrying       Accumulated   Gross Carrying      Accumulated
(Dollars in Millions)                                   Amount      Amortization           Amount     Amortization
-------------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)                     $364.2            $119.7           $350.0            $91.4

      Intangible assets amortization expense was $14.3 million for the three months ended June 30, 2002 and $28.3 million for the six months ended June 30, 2002. It is estimated to be $29.0 million for the remainder of 2002, $57.9 million in 2003, $54.2 million in 2004, $38.5 million in 2005 and $32.6 million in 2006, related to our non-network software.

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

4.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

5.    Dividend

      On June 6, 2002, we declared a dividend in the amount of $78.0 million from Reinvested Earnings. The dividend was paid to NYNEX on August 1, 2002.

                             Verizon New York Inc.

6.    Debt

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $86,700 (net of income tax benefits of $46,700). These debt extinguishments consisted of the following:

      .   $130.0 million of 4 5/8% debentures due on January 1, 2004
      .   $75.0 million of 6% debentures due on September 1, 2007

      In addition, we issued debentures totaling $1.5 billion, ($1.0 billion of 6 7/8% debentures due on April 1, 2012 and $500.0 million of 7 3/8% debentures due on April 1, 2032) at a discount. Proceeds from these sales of $1,479.3 million were used to repay or refinance existing indebtedness and for general corporate purposes.

7.    Shareowner's Investment

                                                           Additional
                                          Common              Paid-in          Reinvested
(Dollars in Millions)                      Stock              Capital            Earnings
------------------------------------------------------------------------------------------
Balance at December 31, 2001                $1.0             $1,070.9            $1,297.6
Net income                                                                           70.5
Dividends declared to NYNEX                                                         (94.0)
Other                                                            20.7
                                         -------------------------------------------------
Balance at June 30, 2002                    $1.0             $1,091.6            $1,274.1
                                         =================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

8.    Commitments and Contingencies

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic-GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                             Verizon New York Inc.

9.    Employee Severance and Other Items

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $48.8 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

      During the fourth quarter of 2001, we recorded a charge of $222.0 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $375.8 million associated with employee severance and related pension enhancements. The charge included severance benefits of $187.8 million as recorded under SFAS No. 112 and related pension enhancements of $188.0 million as recorded under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits." As of June 30, 2002, a total of approximately 2,350 employees have been separated under the 2001 and 2002 severance programs, excluding a significant number of voluntary separations that were not processed by June 30, 2002. The remaining severance liability relating to these programs is $347.4 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      In addition, during the second quarter of 2002, we recorded an impairment charge of $10.4 million driven by our financial statement exposure of WorldCom Inc.

10.   Transfer of Assets from Affiliate

      In April 2002, we repurchased certain advanced data assets that were sold for cash to Verizon Ventures III Inc. (Ventures III), an affiliated company, during 2000 and 2001 to satisfy a condition of the Federal Communication Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate.

       In September 2001, the FCC issued an order eliminating this merger condition and we subsequently obtained approval from our regulatory commission for the reintegration of these assets with our operations. The reintegrated assets were purchased from Ventures III for $192.3 million in cash. This reintegration did not have a material effect on our results of operations or financial condition.

                             Verizon New York Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $70.5 million for the six month period ended June 30, 2002, compared to net income of $337.5 million for the same period in 2001. Our reported results for first half of 2002 included the following special items:

Accounting for the Impact of the September 11, 2001 Terrorist Attacks

      The primary financial statement impact of the September 11, 2001 terrorist attacks pertains to our plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex in New York City, and the associated service restoration efforts. During the period following September 11th, we focused primarily on service restoration in the World Trade Center area. We have recorded pretax charges, net of estimated insurance recoveries, of approximately $240 million through the period ended June 30, 2002, related to losses and service disruption and restoration costs.

      Verizon Communications' insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we recognized an estimated insurance recovery of approximately $360 million, of which approximately $177 million was received as of June 30, 2002. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001."

      In August 2002, President Bush signed the Supplemental Appropriations bill passed earlier this year by the U.S. House of Representatives and the U.S. Senate. The Supplemental Appropriations bill includes $5.5 billion in New York recovery funding. Of that amount, $750 million has been allocated to cover the uninsured losses of two major utilities, which includes Verizon Communications, incurred in connection with the September 11th terrorist attacks. These funds will be distributed as federal grants through the Lower Manhattan Development Corporation following a thorough application process.

Employee Severance and Other Items

      During the second quarter of 2002, we recorded a charge of $375.8 million associated with employee severance and related pension enhancements. The charge included severance benefits of $187.8 million as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and related pension enhancements of $188.0 million as recorded under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      In addition, during the second quarter of 2002, we recorded an impairment charge of $10.4 million driven by our financial statement exposure of WorldCom Inc.

     Also, in the second quarter of 2002, we reversed a prior year accrual in connection with our new Alternative Regulation Plan resulting in a reduction in operating expenses of approximately $75 million.

Verizon Ventures III

      In April 2002, we repurchased certain advanced data assets that were sold for cash to Verizon Ventures III Inc. (Ventures III), an affiliated company, during 2000 and 2001 to satisfy a condition of the Federal Communication Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. In September 2001, the FCC issued an order eliminating this merger condition and we subsequently obtained approval from our regulatory commission for the reintegration of these assets with our operations. The reintegrated assets were purchased from Ventures III for $192.3 million in cash.

      This reintegration principally affected our comparison of Network access services revenues and Operations and support expenses, as described below.

                             Verizon New York Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)


                                                    Six Months Ended June 30,
                                               ---------------------------------
                                                       2002               2001
--------------------------------------------------------------------------------

Local services                                     $2,517.5           $2,669.9
Network access services                             1,163.3            1,141.3
Long distance services                                 85.4               98.1
Other services                                        250.9              399.8
                                               ---------------------------------
Total                                              $4,017.1           $4,309.1
                                               =================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(152.4)       (5.7)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

      The decline in local service revenues in the first six months of 2002 was primarily due to lower demand and usage of our basic wireline services, as reflected by a decrease in our switched access lines in service of 4.1% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. In addition, the net effect of mandated price reductions on UNEs, partially offset by rate increases for basic retail services as prescribed under the new Alternative Regulation Plan further contributed to the decline in local service revenues for the six months ended June 30, 2002.

      For additional information on new Alternative Regulation Plan, see "Other Matters - State Regulation."

NETWORK ACCESS SERVICES

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                           $22.0         1.9%
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

      Network access service revenue growth in the first six months of 2002 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services. In addition, the reversal of an accrual in the second quarter of 2002 in connection with our new Alternative Regulation Plan and the reintegration of Ventures III also contributed to the increase in network access service revenues. These increases were substantially offset by price reductions associated with federal price cap filings and other regulatory decisions and by a one-time billing settlement with a carrier. The impact of the slowing economy also affected network access service revenue growth in the first half of 2002, as reflected by a decline in minutes of use from carriers and CLECs.

                             Verizon New York Inc.

LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(12.7)      (12.9)%
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

      Long distance service revenues declined in the first six months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and lower access line growth due to the slowing economy also affected long distance service revenue growth in the first half of 2002.

OTHER SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(148.9)      (37.2)%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category. Other service revenues also include payments from an affiliate, Verizon Yellow Pages Company (Yellow Pages), for earnings related to its directory activities in New York. We also earn revenues from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories and from customers for nonpublication of telephone numbers and multiple white page listings.

      Other service revenues decreased in the first six months of 2002 primarily due to the effect of a one-time reclassification in 2001 associated with regulatory-related activities. In addition, lower revenues from our pay phone services as a result of the increasing popularity of wireless communication and a decrease in affiliated billing and collections further decreased other services revenue in the first half of 2002.

OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                           $99.6         3.6%
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

      The increase in operations and support expenses was primarily attributable to employee severance and related pension enhancement costs recorded in the second quarter of 2002, as well as an increase in the provision for uncollectible accounts receivable. Additional costs related to the terrorists attacks on September 11, 2001, salary and wage increases for employees and the reintegration of Ventures III also contributed to the increase in operations and support expenses. These increases were partially offset by effective cost control measures, the effect of a one-time reclassification in 2001 associated with regulatory-related

                             Verizon New York Inc.

activities and lower employee costs associated with declining workforce levels. The reversal of an accrual in the second quarter of 2002 in connection with our new Alternative Regulation Plan and lower employee overtime pay further offset the increase in operations and support expenses for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                           $65.4         7.4%
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

      Depreciation and amortization expense increased in the first six months of 2002 primarily due to growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs. These increases were partially offset by the effect of lower rates of depreciation.

OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME, NET

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                            $2.9         4.7%
--------------------------------------------------------------------------------

      Other income, net includes equity income (losses), interest income and other nonoperating income and expense items. We have an investment in Verizon Services Group, which we account for under the equity method. Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. (collectively known as Verizon Services) to provide various centralized services on behalf of the subsidiaries of Verizon Communications Inc.

      The increase in other income, net, was primarily attributable to higher equity income recognized from our investment in Verizon Services Group. This increase was partially offset by lower interest income from our note receivable with an affiliate principally as a result of lower interest rates and, to a lesser extent, by lower interest income from our short-term investments.

INTEREST EXPENSE

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(30.7)      (16.4)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate. This decrease was partially offset by the effect of higher levels of long-term debt.

                             Verizon New York Inc.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                       14.2%
--------------------------------------------------------------------------------
      2001                                                       33.3%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision (benefit) for income taxes as a percentage of income (loss) before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to the effects of lower pre-tax income and an increase in non-taxable equity income from our investment in Verizon Services Group during the first six months of 2002.

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

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

                             Verizon New York Inc.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

               Exhibit
               Number
               ------

                 12      Computation of Ratio of Earnings to Fixed Charges.

          (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                             Verizon New York Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Verizon New York Inc.




Date: August 14, 2002                  By  /s/ Edwin F. Hall
                                           ------------------------------------
                                               Edwin F. Hall
                                               Chief Financial Officer and
                                               Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX


               Exhibit
               Number
               ------

                 12      Computation of Ratio of Earnings to Fixed Charges.