Form 10-Q
period 2002-09-30
VERIZON NEW YORK INC
filed 2002-11-13
CIK 71689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-3435

VERIZON NEW YORK INC.

A New York Corporation	I.R.S. Employer Identification No. 13-5275510

1095 Avenue of the Americas, New York, New York 10036

Telephone Number (212) 395-2121

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒         No ☐

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

VERIZON NEW YORK INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001	2002	2001
OPERATING REVENUES (including $117.4, $119.3, $425.5 and $394.2 from affiliates)	$1,958.1	$2,021.0	$5,975.2	$6,330.1

Operations and support expense (exclusive of items shown below) (including $391.3, $318.5, $1,098.3 and $1,035.5 to affiliates)	1,418.7	1,505.1	4,314.0	4,300.8
Depreciation and amortization	453.1	456.9	1,401.4	1,339.8

	1,871.8	1,962.0	5,715.4	5,640.6

OPERATING INCOME	86.3	59.0	259.8	689.5
OTHER INCOME, NET (including $7.7, $18.5, $65.5 and $67.5 from affiliates)	9.5	62.2	74.4	124.2
INTEREST EXPENSE (including $12.3, $22.1, $45.2 and $97.8 to affiliates)	86.7	72.7	242.8	259.5

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	9.1	48.5	91.4	554.2
PROVISION FOR INCOME TAXES	1.6	8.9	13.3	177.1

INCOME BEFORE EXTRAORDINARY ITEM	7.5	39.6	78.1	377.1
EXTRAORDINARY ITEM Early extinguishment of debt, net of tax	—	(7.7)	(.1)	(7.7)

NET INCOME	$7.5	$31.9	$78.0	$369.4

See Notes to Condensed Consolidated Financial Statements.

VERIZON NEW YORK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Short-term investments	$14.3	$533.6
Note receivable from affiliate	112.6	279.4
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $453.7 and $430.9	1,404.8	1,764.2
Affiliates	279.2	274.0
Material and supplies	54.4	73.2
Prepaid expenses	97.8	229.0
Deferred income taxes	151.7	173.2
Other	207.6	199.4

	2,322.4	3,526.0

PLANT, PROPERTY AND EQUIPMENT	28,289.2	27,520.6
Less accumulated depreciation	16,586.5	15,814.6

	11,702.7	11,706.0

OTHER ASSETS	1,100.7	906.0

TOTAL ASSETS	$15,125.8	$16,138.0

See Notes to Condensed Consolidated Financial Statements.

VERIZON NEW YORK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREOWNER’S INVESTMENT
CURRENT LIABILITIES
Debt maturing within one year:
Notes payable to affiliates	$1,848.0	$3,982.6
Other	200.8	2.6
Accounts payable and accrued liabilities:
Affiliates	1,161.0	1,199.0
Other	1,450.8	1,675.6
Other liabilities	392.4	374.5

	5,053.0	7,234.3

LONG-TERM DEBT	4,282.2	3,193.6

EMPLOYEE BENEFIT OBLIGATIONS	2,909.2	2,751.5

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	132.5	20.1
Unamortized investment tax credits	37.8	40.9
Other	360.4	528.1

	530.7	589.1

SHAREOWNER’S INVESTMENT
Common stock—one share, without par value	1.0	1.0
Additional paid-in capital	1,092.1	1,070.9
Reinvested earnings	1,257.6	1,297.6

	2,350.7	2,369.5

TOTAL LIABILITIES AND SHAREOWNER’S INVESTMENT	$15,125.8	$16,138.0

See Notes to Condensed Consolidated Financial Statements.

VERIZON NEW YORK INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,378.6	$1,904.8

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments	519.3	341.7
Capital expenditures	(920.7)	(1,713.4)
Reintegration of assets from affiliate	(192.3)	—
Change in note receivable from affiliate	166.8	819.6
Other, net	(13.4)	(28.8)

Net cash used in investing activities	(440.3)	(580.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,479.3	—
Early extinguishment of debt	(205.0)	(227.9)
Principal repayments of capital lease obligations	(1.1)	(3.5)
Change in notes payable to affiliates	(2,134.6)	(839.6)
Distributions of additional paid-in capital	—	(145.0)
Dividends paid	(110.0)	(25.0)
Net change in outstanding checks drawn on controlled disbursement accounts	33.1	(82.9)

Net cash used in financing activities	(938.3)	(1,323.9)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

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

We have reclassified certain amounts from prior year’s data to conform to the 2002 presentation.

2.    Accounting for the Impact of the September 11, 2001 Terrorist Attacks

The primary financial statement impact of the September 11, 2001 terrorist attacks pertains to our plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex in New York City, and the associated service restoration efforts. During the period following September 11th, we focused primarily on service restoration in the World Trade Center area. We have recorded pretax charges in Operations and Support Expense, net of estimated insurance recoveries, of approximately $250 million through the period ended September 30, 2002, related to losses and service disruption and restoration costs.

Verizon Communications’ insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we recognized an estimated insurance recovery of approximately $360 million, of which approximately $276 million was received as of September 30, 2002. The costs and estimated insurance recovery were recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

3.    Adoption of New Accounting Standards

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2001 and 2000.

VERIZON NEW YORK INC.

Our other intangible assets consist of non-network software as follows:

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Millions)
Non-network software (3 to 7 years)	$364.2	$134.3	$350.0	$91.4

Intangible assets amortization expense was $14.6 million for the three months ended September 30, 2002 and $42.9 million for the nine months ended September 30, 2002. Amortization expense is estimated to be $14.5 million for the remainder of 2002, $57.9 million in 2003, $54.2 million in 2004, $38.5 million in 2005 and $32.6 million in 2006, related to our non-network software.

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

4.    Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB No. 30 are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

5.    Dividend

On September 5, 2002, we declared a dividend in the amount of $24.0 million. The dividend was paid to NYNEX on November 1, 2002.

VERIZON NEW YORK INC.

6.    Debt

In March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $86,700 (net of income tax benefits of $46,700). These debt extinguishments consisted of the following:

•	$130.0 million of 4 5/8% debentures due on January 1, 2004

•	$75.0 million of 6% debentures due on September 1, 2007

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

7.    Shareowner’s Investment

	Common Stock	Additional Paid-in Capital	Reinvested Earnings
	(Dollars in Millions)
Balance at December 31, 2001	$1.0	$1,070.9	$1,297.6
Net income			78.0
Dividends declared to NYNEX			(118.0)
Other		21.2

Balance at September 30, 2002	$1.0	$1,092.1	$1,257.6

Net income and comprehensive income were the same for the nine months ended September 30, 2002 and 2001.

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

Regulatory conditions to the Bell Atlantic – GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

VERIZON NEW YORK INC.

9.    Employee Severance and Other

In connection with the Bell Atlantic – GTE merger on June 30, 2000, we incurred charges associated with employee severance of $48.8 million. These costs, as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. The severances in connection with the Bell Atlantic – GTE merger are complete.

During the fourth quarter of 2001, we recorded a charge of $222.0 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $375.8 million associated with employee severance and related pension enhancements. The charge included severance benefits of $187.8 million as recorded under SFAS No. 112 and related pension enhancements of $188.0 million as recorded under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” As of September 30, 2002, a total of approximately 3,700 management and associate employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $265.2 million, which includes future payments to employees separated as of September 30, 2002. We expect to complete the severance programs within a year of when the respective charges were recorded. During the nine months ended September 30, 2002, we recorded a charge of $81.2 million related to a pension settlement loss incurred in connection with previously announced employee separations. SFAS No. 88 requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached. Employee benefit costs are recorded in Operations and Support Expense in our Statement of Income.

In addition, during the second quarter of 2002, we recorded an impairment charge of $10.4 million driven by our financial statement exposure to WorldCom Inc.

During the nine months ended September 30, 2002, our effective income tax rates was 14.6%, as compared to 32.0% for the same period last year. The lower effective tax rate in 2002 was primarily due to the effects of lower pre-tax income and an increase in non-taxable equity income from our investment in Verizon Services Group during the first nine months of 2002.

10.    Transfer of Assets from Affiliate

In April 2002, we repurchased certain advanced data assets that were sold for cash to Verizon Ventures III Inc. (Ventures III), an affiliated company, during 2000 and 2001 to satisfy a condition of the Federal Communication Commission’s (FCC) approval of the Bell Atlantic – GTE merger, which required the provision of advanced data services through a separate affiliate.

In September 2001, the FCC issued an order eliminating this merger condition and we subsequently obtained approval from our regulatory commission for the reintegration of these assets with our operations. The reintegrated assets were purchased from Ventures III for $192.3 million in cash during the second quarter of 2002. This reintegration did not have a material effect on our results of operations or financial condition.

VERIZON NEW YORK INC.

Item 2.    Management’s Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $78.0 million for the nine month period ended September 30, 2002, compared to net income of $369.4 million for the same period in 2001. Our reported results included the following special items:

Employee Severance and Other

During the second quarter of 2002, we recorded a charge of $375.8 million associated with employee severance and related pension enhancements. The charge included severance benefits of $187.8 million as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits,” and related pension enhancements of $188.0 million as recorded under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” During the nine months ended September 30, 2002, we recorded a charge of $81.2 million related to a pension settlement loss incurred in connection with previously announced employee separations. SFAS No. 88 requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

In addition, in the second quarter of 2002, we reversed a prior year accrual in connection with our new Alternative Regulation Plan resulting in a reduction in operating expenses of approximately $75 million.

WorldCom Inc.

During the second quarter of 2002, we recorded an impairment charge of $10.4 million driven by our financial statement exposure to WorldCom Inc. (WorldCom).

WorldCom, including its affiliates, purchases dedicated local exchange capacity from us to support its private networks and we also charge WorldCom for access to our local network. In addition, we sell local wholesale interconnection services and provide billing and collection services to WorldCom. We purchase long distance and related services from WorldCom. On July 21, 2002, WorldCom filed for Chapter 11 bankruptcy protection.

During the third quarter of 2002, we recorded revenues earned from the provision of primarily network access services to WorldCom of $125.7 million. If WorldCom terminates contracts with us for the provision of services, our operating revenues would be lower in future periods. Lower revenues as a result of canceling contracts for the provision of services could be partially offset, in some cases, by the migration of customers on the terminated facilities to us or other carriers who purchase capacity and/or interconnection services from us.

At September 30, 2002, accounts receivable from WorldCom, net of a provision for uncollectibles, was $35.1 million. We continue to closely monitor our collections on WorldCom account balances. WorldCom is current with respect to its post-bankruptcy obligations. We believe that we are adequately reserved for the potential risk of non-payment of pre-bankruptcy receivables from WorldCom.

Accounting for the Impact of the September 11, 2001 Terrorist Attacks

The primary financial statement impact of the September 11, 2001 terrorist attacks pertains to our plant, equipment and administrative office space located either in, or adjacent to the World Trade Center complex in New York City, and the associated service restoration efforts. During the period following September 11th, we focused primarily on service restoration in the World Trade Center area. We have recorded pretax charges in Operations and Support Expense, net of estimated insurance recoveries, of approximately $250 million through the period ended September 30, 2002, related to losses and service disruption and restoration costs.

Verizon Communications’ insurance policies are limited to losses of $1 billion for each occurrence and include a deductible of $1 million. As a result, we recognized an estimated insurance recovery of approximately $360 million, of which approximately $276 million was received as of September 30, 2002. The costs and estimated insurance recovery were recorded in accordance

VERIZON NEW YORK INC.

with Emerging Issues Task Force (EITF) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

In August 2002, President Bush signed the Supplemental Appropriations bill passed earlier this year by the U.S. House of Representatives and the U.S. Senate. The Supplemental Appropriations bill includes $5.5 billion in New York recovery funding. Of that amount, approximately $750 million has been allocated to cover the uninsured losses of businesses (including the restoration of utility infrastructure) as a result of the September 11th terrorist attacks. These funds will be distributed through the Lower Manhattan Development Corporation following an application process.

OPERATING REVENUES
(Dollars in Millions)

	Nine Months Ended September 30,
	2002	2001
Local services	$3,743.9	$3,952.8
Network access services	1,726.1	1,697.4
Long distance services	129.9	146.7
Other services	375.3	533.2

Total	$5,975.2	$6,330.1

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

2002—2001	(Decrease)
Nine Months	$(208.9)	(5.3)%

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

The decline in local service revenues in the first nine months of 2002 was primarily due to the effect of lower demand and usage of our basic wireline services. Our switched access lines in service declined 4.3% from September 30, 2001 primarily reflecting the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. In addition, the net effect of mandated price reductions on UNEs, partially offset by rate increases for basic retail services as prescribed under the new Alternative Regulation Plan further contributed to the decline in local service revenues for the nine months ended September 30, 2002.

For additional information on the new Alternative Regulation Plan, see “Other Matters—State Regulation.”

VERIZON NEW YORK INC.

NETWORK ACCESS SERVICES

2002—2001	Increase
Nine Months	$28.7	1.7%

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

The increase in network access revenues in the first nine months of 2002 was mainly attributable to higher customer demand for special access services. This growth primarily reflects a strong demand in the business market for high-capacity, high-speed digital services. In addition, the reversal of an accrual in the second quarter of 2002 in connection with our new Alternative Regulation Plan also contributed to the increase in network access service revenues.

These increases were partially offset by lower demand for switched access services due, in part, to the weakened economy and technology substitution. In addition, mandated price reductions on interstate and intrastate services and other regulatory decisions, and a one-time billing settlement with a carrier further offset the increase in network access revenues.

LONG DISTANCE SERVICES

2002—2001	(Decrease)
Nine Months	$(16.8)	(11.5)%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the New York State Public Service Commission (NYSPSC) and the Connecticut Department of Public Utility Control (CDPUC), except where they cross state lines. Other long distance services that we provide include 800 services, Wide Area Telephone Service (WATS), private line services and corridor services (between LATAs in New York City and northern New Jersey).

Long distance service revenues declined in the first nine months of 2002 primarily due to the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and lower access line growth due to the slowing economy also affected long distance service revenue growth.

OTHER SERVICES

2002—2001	(Decrease)
Nine Months	$(157.9)	(29.6)%

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

Other service revenues decreased in the first nine months of 2002 primarily due to the effect of a one-time reclassification in 2001 associated with regulatory-related activities. In addition, a decrease in affiliated billing and collections and lower revenues from our pay phone services due to technology substitution further reduced other services revenue in the first nine months of 2002.

These decreases were partially offset by an increase in directory revenue due to the new packaging of plans with unlimited directory services.

VERIZON NEW YORK INC.

OPERATING EXPENSES
(Dollars in Millions)

OPERATIONS AND SUPPORT

2002—2001	Increase
Nine Months	$13.2	.3%

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

The increase in operations and support expenses was mainly attributable to increased employee costs driven by higher benefit costs, partially offset by the effect of declining workforce levels. Operating costs also included increased costs associated with uncollectible accounts receivable. As described earlier, in 2002, we recorded charges of $457.0 million associated with employee severance costs and other severance-related activities and a charge of $10.4 million associated with uncollectible accounts receivable from WorldCom. Pension income (excluding settlement gains and losses) was $271.3 million and $291.0 million for the nine month periods ended September 30, 2002 and 2001, respectively.

These increases were offset, in part, by lower spending for contracted and centralized services expenses principally as a result of lower volumes of business and cost containment measures. In addition, the effect of a one-time reclassification in 2001 associated with regulatory-related activities and lower interconnection costs also offset the increase in operations and support expenses. Further, service restoration costs related to the events of September 11, 2001 were lower in the first nine months of 2002, as compared to the same period last year. In the second quarter of 2002, we reversed a prior year accrual in connection with our new Alternative Regulation Plan resulting in a reduction in operating expenses of approximately $75 million.

DEPRECIATION AND AMORTIZATION

2002—2001	Increase
Nine Months	$61.6	4.6%

Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

Depreciation and amortization expense increased in the first nine months of 2002 primarily due to growth in depreciable telephone plant. This increase was partially offset by the effect of lower rates of depreciation.

VERIZON NEW YORK INC.

OTHER RESULTS
(Dollars in Millions)

OTHER INCOME, NET

2002—2001	(Decrease)
Nine Months	$(49.8)	(40.1)%

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

The decrease in other income, net, was primarily attributable to lower interest income principally resulting from the effect of additional interest income recognized in 2001 associated with the settlement of a tax-related matter. This decrease was partially offset by higher equity income recognized from our investment in Verizon Services Group.

INTEREST EXPENSE
2002—2001	(Decrease)
Nine Months	$(16.7)	(6.4)%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense decreased in the first nine months of 2002, as compared to the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate. This decrease was partially offset by the effect of higher levels of long-term debt.

EFFECTIVE INCOME TAX RATES

Nine Months Ended September 30,
2002	14.6%
2001	32.0%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to the effects of lower pre-tax income and an increase in non-taxable equity income from our investment in Verizon Services Group during the first nine months of 2002.

EARLY EXTINGUISHMENT OF DEBT

In March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $86,700 (net of income tax benefits of $46,700).

In July 2001, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $7.7 million (net of income tax benefits of $4.1 million).

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

Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

On April 27, 2001, the Federal Communications Commission (FCC) released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit rejected the justification relied upon by the FCC in its April 27, 2001 order, and remanded the order for further proceedings. It did not vacate the interim pricing rules established in that order.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002, and September 25, 2002. As a result, the FCC’s underlying order remains in effect.

VERIZON NEW YORK INC.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in internal controls.

There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

VERIZON NEW YORK INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number
12	Computation of Ratio of Earnings to Fixed Charges.

(b)  There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2002.

VERIZON NEW YORK INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON NEW YORK INC.

By:	/s/ EDWIN F. HALL
Edwin F. Hall Chief Financial Officer and Controller

Date: November 13, 2002

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2002.

VERIZON NEW YORK INC.

CERTIFICATIONS

I, Ivan G. Seidenberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon New York Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Ivan G. Seidenberg Ivan G. Seidenberg Chairman of the Board, President and Chief Executive Officer

VERIZON NEW YORK INC.

CERTIFICATIONS

I, Edwin F. Hall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon New York Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Edwin F. Hall Edwin F. Hall Chief Financial Officer and Controller

VERIZON NEW YORK INC.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.