Form 10-Q
period 2003-06-30
VERIZON NEW YORK INC
filed 2003-08-12
CIK 71689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-3435

VERIZON NEW YORK INC.

A New York Corporation	I.R.S. Employer Identification No. 13-5275510

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

Verizon New York Inc.

Verizon New York Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $140.8, $125.1, $280.5 and $285.1 from affiliates)	$1,862.9	$2,006.6	$3,724.9	$4,017.1

Operating Expenses (including $397.0, $384.0, $759.9 and $690.4 to affiliates)
Cost of services and sales (exclusive of items shown below)	731.6	762.5	1,498.3	1,455.3
Selling, general and administrative expense	836.0	862.2	1,335.4	1,440.0
Depreciation and amortization	421.4	479.6	865.2	948.3

Total Operating Expenses	1,989.0	2,104.3	3,698.9	3,843.6

Operating Income (Loss)	(126.1)	(97.7)	26.0	173.5

Other income, net (including $11.8, $13.8, $43.0 and $57.8 from affiliates)	8.7	20.8	41.9	64.8

Interest expense (including $7.1, $14.2, $15.4 and $32.9 to affiliates)	85.7	87.0	172.8	156.1

Income (loss) before provision (benefit) for income taxes and cumulative effect of changes in accounting principle	(203.1)	(163.9)	(104.9)	82.2

Provision (benefit) for income taxes	(74.4)	(60.7)	(51.6)	11.7

Income (Loss) Before Cumulative Effect of Changes in Accounting Principle	(128.7)	(103.2)	(53.3)	70.5

Cumulative effect of changes in accounting principle, net of tax	—	—	457.2	—

Net Income (Loss)	$(128.7)	$(103.2)	$403.9	$70.5

See Notes to Condensed Consolidated Financial Statements.

Verizon New York Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Short-term investments	$193.1	$554.8
Note receivable from affiliate	—	114.3
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $477.9 and $496.2	1,341.1	1,401.6
Affiliates	234.3	354.7
Material and supplies	46.3	49.2
Prepaid expenses	190.3	122.4
Deferred income taxes	240.5	152.4
Other	222.0	217.7

	2,467.6	2,967.1

Plant, property and equipment	28,914.2	28,586.9
Less accumulated depreciation	16,807.6	16,902.1

	12,106.6	11,684.8

Intangible assets, net	201.1	224.9

Prepaid pension asset	337.4	286.4

Other assets	653.3	719.4

Total assets	$15,766.0	$15,882.6

See Notes to Condensed Consolidated Financial Statements.

Verizon New York Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Notes payable to affiliates	$1,945.3	$2,184.4
Other	500.6	350.6
Accounts payable and accrued liabilities:
Affiliates	1,030.9	1,364.5
Other	1,210.5	1,415.2
Other current liabilities	484.8	397.5

	5,172.1	5,712.2

Long-term debt	3,785.4	4,133.0

Employee benefit obligations	4,004.4	3,901.4

Deferred credits and other liabilities
Deferred income taxes	366.6	16.6
Unamortized investment tax credits	35.2	36.8
Other	373.6	383.3

	775.4	436.7

Shareowner’s investment
Common stock – one share, without par value	1.0	1.0
Additional paid-in capital	1,095.9	1,095.4
Reinvested earnings	1,475.1	1,146.2
Accumulated other comprehensive loss	(543.3)	(543.3)

	2,028.7	1,699.3

Total liabilities and shareowner’s investment	$15,766.0	$15,882.6

See Notes to Condensed Consolidated Financial Statements.

Verizon New York Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$695.7	$996.0

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(575.8)	(656.5)
Net change in short-term investments	361.7	346.6
Purchase of assets from affiliate	—	(192.3)
Change in note receivable from affiliate	114.3	58.4
Other, net	—	.9

Net cash used in investing activities	(99.8)	(442.9)

Cash Flows from Financing Activities
Proceeds from borrowings	—	1,479.3
Early extinguishment of debt	(200.0)	(205.0)
Change in note payable to affiliate	(239.1)	(1,880.3)
Dividends paid	(147.0)	(32.0)
Net change in outstanding checks drawn on controlled disbursement accounts	(9.3)	85.7
Principal repayments of capital lease obligations	(.5)	(.8)

Net cash used in financing activities	(595.9)	(553.1)

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

2.    Changes in Accounting Principle

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $800.3 million ($519.2 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

Directory Publishing

During the second quarter of 2003, Verizon, through its affiliates, changed its method for recognizing revenues and expenses in its directory business from the publication-date method to the amortization method. The publication-date method recognizes revenues and direct expenses when directories are distributed. Under the amortization method, which is increasingly becoming the industry standard, revenues and direct expenses, primarily printing and distribution costs, are recognized over the life of the directory, which is usually 12 months. This accounting change affects the timing of the recognition of revenues and expenses. As required by generally accepted accounting principles, pursuant to our directory licensing agreement with Verizon Yellow Pages Company (formerly NYNEX Information Resources Company), our portion of the initial effect of the directory accounting change was recorded retroactively to January 1, 2003, as a cumulative effect of the accounting change. The cumulative effect of the accounting change resulted in a one-time charge of $95.4 million ($62.0 million after-tax), recorded as of January 1, 2003. Pro forma results, assuming the amortization method had been applied during the first quarter of 2002, would not be materially different from reported results of operations.

Verizon New York Inc.

First quarter 2003 results of operations are restated as follows:

	Three Months Ended March 31, 2003
(Dollars in Millions)	As Reported	Restated

Income Before Cumulative Effect of Changes in Accounting Principle	$75.4	$75.4
Cumulative effect of changes in accounting principle, net of tax	519.2	457.2

Net Income	$594.6	$532.6

3.    Adoption of New Accounting Standards

Stock-Based Compensation

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. Prior to 2003, Verizon accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, no stock-based employee compensation expense for our fixed stock option plans is reflected in our 2002 net income (loss) as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income (loss) for the three and six months ended June 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income (loss) if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2003	2002	2003	2002

Net income (loss), as reported	$(128.7)	$(103.2)	$403.9	$70.5
Add: Stock option-related employee compensation expense included in reported net income (loss), net of related tax effects	.1	—	.2	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.5)	(4.9)	(1.0)	(9.9)

Pro forma net income (loss)	$(129.1)	$(108.1)	$403.1	$60.6

After-tax compensation expense for other stock-based compensation included in net income (loss) as reported for the three and six months ended June 30, 2003 and 2002 was not material.

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

4.    Dividend

On August 1, 2003, we declared and paid a dividend in the amount of $80.0 million to our parent, NYNEX.

Verizon New York Inc.

5.    Debt

On June 30, 2003, we redeemed the entire outstanding principal amount of our $100.0 million 7 5/8% debentures due on February 1, 2023. We recorded a loss of $4.6 million to other income, net due to this redemption.

On March 6, 2003, we redeemed the entire outstanding principal amount of our $100.0 million 4 7/8% refunding mortgage bond, due on January 1, 2006, which was the last remaining series of refunding mortgage bonds. The lien of the refunding mortgage bond indenture has been discharged. There was no material impact to our results of operations due to this redemption.

On March 28, 2002, we issued debentures totaling $1.5 billion ($1.0 billion 6 7/8% debentures due on April 1, 2012, and $500.0 million 7 3/8% debentures due on April 1, 2032), at a discount. Proceeds from these sales of $1,479.3 million were used to repay or refinance existing indebtedness and for general corporate purposes.

On March 1, 2002, we redeemed the entire outstanding principal amount of our $130.0 million 4 5/8% refunding mortgage bonds due on January 1, 2004 and $75.0 million 6% refunding mortgage bonds due on September 1, 2007. There was no material impact to our results of operations due to these redemptions.

6.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss

Balance at December 31, 2002	$1.0	$1,095.4	$1,146.2	$(543.3)
Net income			403.9
Dividend declared			(75.0)
Other		.5

Balance at June 30, 2003	$1.0	$1,095.9	$1,475.1	$(543.3)

Net income and comprehensive income were the same for the six months ended June 30, 2003 and 2002.

7.    Employee Severance and Other Benefit Costs

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $222.0 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $187.8 million and $77.9 million, respectively. As of June 30, 2003, approximately 7,750 employees have been separated under the 2001, 2002 and 2003 severance programs. Nearly all of the separations under the 2001 and 2002 severance activity have occurred. As of June 30, 2003, our severance liability was $217.1 million, which includes future payments to employees previously separated under the 2001, 2002 and 2003 severance programs. During the first six months of 2003, the company’s severance liability was increased by $80.5 million for special charges and ongoing severance costs and decreased by $119.8 million for payments and the redistribution of severance liabilities across Verizon’s subsidiaries. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

In addition, we recorded special charges of $228.4 million in the second quarter of 2003 in connection with pension and retirement benefit enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries. We offered to reinstate approximately 2,300 of the company’s impacted employees, and accordingly, we recorded a charge representing estimated payments to employees and other

Verizon New York Inc.

related company-paid costs. In the second quarter of 2002, we recorded a special charge of $188.0 million in connection with pension and retirement benefit enhancements. The special termination benefits are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Special termination benefits are included in selling, general and administrative expense in our statements of income.

8.    Change in Effective Income Tax Rate

During the six months ended June 30, 2003, our effective income tax rate was 49.2%, as compared to 14.2% for the same period last year. The higher effective tax rate in the first six months of 2003 was primarily due to the impact of lower non-taxable equity income from our investment in Verizon Services Group during the first six months of 2003.

9.    Accounting for the Impact of the September 11, 2001 Terrorist Attacks

We recorded an additional insurance recovery related to the terrorist attacks on September 11, 2001 of $200.0 million in the second quarter of 2003 and $225.0 million year-to-date, primarily offsetting fixed asset losses and expenses incurred in the current and prior years. Of the amounts recorded, $98.0 million and $111.0 million relates to operating expenses (primarily cost of services and sales) in the second quarter and year-to-date periods, respectively. The costs and estimated insurance recovery are recorded in accordance with Emerging Issues Task Force No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

10.    Commitments and Contingencies

Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters, including environmental matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

From time to time, regulatory decisions require us to assure customers that we will provide a level of service performance that falls within prescribed parameters. There are penalties associated with failing to meet those service parameters and we, from time to time, pay such penalties. We do not expect these penalties to have a material effect on our financial condition, but they could have a material effect on our results of operations.

Verizon New York Inc.

Item 2.	Management’s Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Condensed Consolidated Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $403.9 million for the six month period ended June 30, 2003, compared to net income of $70.5 million for the same period in 2002. Our reported results included the following special items:

Cumulative Effect of Changes in Accounting Principle

Asset Retirement Obligations

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $800.3 million ($519.2 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

Directory Publishing

During the second quarter of 2003, Verizon, through its affiliates, changed its method for recognizing revenues and expenses in its directory business from the publication-date method to the amortization method. The publication-date method recognizes revenues and direct expenses when directories are distributed. Under the amortization method, which is increasingly becoming the industry standard, revenues and direct expenses, primarily printing and distribution costs, are recognized over the life of the directory, which is usually 12 months. This accounting change affects the timing of the recognition of revenues and expenses. As required by generally accepted accounting principles, pursuant to our directory licensing agreement with Verizon Yellow Pages Company (formerly NYNEX Information Resources Company), our portion of the initial effect of the directory accounting change was recorded retroactively to January 1, 2003, as a cumulative effect of the accounting change. The cumulative effect of the accounting change resulted in a one-time charge of $95.4 million ($62.0 million after-tax), recorded as of January 1, 2003. See also Note 2 to the condensed consolidated financial statements.

Employee Severance and Other Benefit Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. In the second quarters of 2003 and 2002, we recorded severance costs of $77.9 million and $187.8 million, respectively. Severance costs are included in selling, general and administrative expense in our statements of income.

In addition, we recorded special charges of $228.4 million in the second quarter of 2003 in connection with pension and retirement benefit enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries. We offered to reinstate approximately 2,300 of the

Verizon New York Inc.

company’s impacted employees, and accordingly, we recorded a charge representing estimated payments to employees and other related company-paid costs. In the second quarter of 2002, we recorded a special charge of $188.0 million in connection with pension and retirement benefit enhancements. Special termination benefits are included in selling, general and administrative expense in our statements of income.

See Note 7 to the condensed consolidated financial statements for additional information.

These and other items affecting the comparison of our results of operations for the six month periods ending June 30, 2003 and 2002 are discussed in the following sections.

OPERATING REVENUES

(Dollars in Millions)

	Six Months Ended June 30,
	2003	2002

Local services	$2,274.5	$2,517.5
Network access services	1,119.5	1,163.3
Long distance services	102.9	85.4
Other services	228.0	250.9

Total	$3,724.9	$4,017.1

LOCAL SERVICES

2003-2002	(Decrease)

Six Months	$(243.0)	(9.7)%

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

Local service revenues declined in the first six months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of mandated price reductions on UNEs, technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of 5.0% from a year ago. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale resulting in more competition for local exchange services. These decreases were partially offset by increased sales of packaged wireline services as a result of expanded new products and pricing plans.

Verizon New York Inc.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Six Months	$(43.8)	(3.8)%

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

The decrease in network access revenues in the first six months of 2003 was mainly attributable to declines in switched minutes of use and switched access lines of 12.8% and 5.0%, respectively, from June 30, 2002, reflecting the impact of the soft economy and wireless substitution. Network access revenues were also lower due to federal and state mandated price reductions.

These decreases were partially offset by higher customer demand for data transport services (primarily special access services and DSL). Special access revenue growth reflects continuing demand in the business market for high capacity, high-speed digital services, offset by lessening demand for older, low-speed data products and services.

LONG DISTANCE SERVICES

2003-2002	Increase

Six Months	$17.5	20.5%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS). We also earn revenue from private line, operator services associated with long distance calls and corridor services (between LATAs in New York City and northern New Jersey).

Long distance service revenues increased in the first six months of 2003 primarily due to increased sales of packaged wireline services which include expanded product offerings and pricing plans, resulting in customer win-backs. This increase was partially offset by the effects of competition, technology substitution and lower access line growth due to the soft economy.

OTHER SERVICES

2003-2002	(Decrease)

Six Months	$(22.9)	(9.1)%

Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Amounts recognized in connection with obligations and commitments for regulatory matters, if any, are also included in this revenue category. Other service revenues also include payments from an affiliate, Verizon Yellow Pages Company (Yellow Pages), for earnings related to its directory activities in New York. We also earn revenues from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories and from fees paid by customers for nonpublication of telephone numbers, multiple white page listings and late payment of bills.

Other service revenues decreased in the first six months of 2003 primarily due to lower sales and services to affiliates and a decrease in customer late payment fees. These decreases were partially offset by an increase in directory revenues from independent publishing and wholesale listings.

Verizon New York Inc.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Six Months	$43.0	3.0%

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

The increase in cost of services and sales in the first six months of 2003 was mainly driven by lower net pension and other post-retirement benefit income. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the six month period ended June 30, 2003, the company recorded pension and postretirement benefit expenses (after consideration of capitalized costs) of $23.6 million, compared to pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $104.7 million for the same period in 2002. In addition, cost of services and sales expense increased due to higher costs allocated from affiliates and the expensing of costs of removal in excess of salvage upon adoption of SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates.

These cost increases were partially offset by lower access and transport costs, including a favorable adjustment of approximately $17.0 million recorded in the first quarter of 2003. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses. In addition, effective in 2003, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 Federal Communications Commission (FCC) order addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

We recorded an additional insurance recovery related to the terrorist attacks on September 11, 2001 of $225.0 million in the first six months of 2003, primarily offsetting fixed asset losses and expenses incurred in the current and prior years. Of this amount, $111.0 million relates to operating expenses (primarily cost of services and sales). The costs and estimated insurance recovery are recorded in accordance with Emerging Issues Task Force No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001.”

See “Other Matters – Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

Verizon New York Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Six Months	$(104.6)	(7.3)%

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

The decline in SG&A expense was driven, in part, by lower employee severance costs and related pension and benefit expenses recorded in the second quarter of 2003, as compared to the same period of 2002. Bad debt expense was also lower in the first six months of 2003 principally as a result of a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In the second quarter of 2002, we recorded an impairment charge of $10.4 million driven by our financial statement exposure to WorldCom. These decreases were partially offset by the effect of an accrual reversal in the second quarter of 2002 in connection with our incentive regulation plan.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Six Months	$(83.1)	(8.8)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. These decreases were partially offset by growth in depreciable telephone plant.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME, NET

	Six Months Ended June 30,		% Change
	2003	2002

Interest income	$4.3	$10.5	(59.0)%
Equity income	42.2	53.8	(21.6)
Loss on early extinguishment of debt	(4.6)	(.1)	nm
Other, net	—	.6	(100.0)

Total	$41.9	$64.8	(35.3)

nm – Not meaningful

We have an investment in Verizon Services Group, which we account for under the equity method. Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. (collectively known as Verizon Services) to provide various centralized services on behalf of the subsidiaries of Verizon.

The decrease in other income, net was primarily attributable to the effect of lower equity income in the first six months of 2003, as compared to the same period in 2002, from our investment in Verizon Services Group. In addition, higher losses on the early extinguishment of debt in the first six months of 2003 and a decrease in interest income resulting from a lower average note receivable balance with an affiliate further contributed to the decrease in other income, net.

Verizon New York Inc.

INTEREST EXPENSE

	Six Months Ended June 30,		% Change
	2003	2002

Interest expense	$172.8	$156.1	10.7%
Capitalized interest costs	7.0	16.3	(57.1)

Total interest costs on debt balances	$179.8	$172.4	4.3

Debt outstanding	$6,231.3	$6,584.6	(5.4)%

Interest expense increased in the first six months of 2003, over the same period in 2002, primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

See Note 5 to the condensed consolidated financial statements for additional information.

PROVISION (BENEFIT) FOR INCOME TAXES

	Six Months Ended June 30,		% Change
	2003	2002

Provision (benefit) for income taxes	$(51.6)	$11.7	nm
Effective income tax rate	49.2%	14.2%

nm – Not meaningful

The effective income tax rate is the provision (benefit) for income taxes as a percentage of income (loss) before provision (benefit) for income taxes and cumulative effect of changes in accounting principle. Our effective income tax rate was higher for the six months ended June 30, 2003, compared to the same period in 2002, primarily due to the impact of lower non-taxable equity income from our investment in Verizon Services Group.

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

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan continued in effect pending the FCC’s further consideration of its justification of these components. On July 10, 2003, the FCC

Verizon New York Inc.

released an order on remand reaffirming these aspects of its plan. As a result of tariff adjustments which became effective in July 2003, we reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 56 Metropolitan Statistical Areas (MSAs). In addition, the FCC has found that in 24 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

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

State Regulation of Rates and Services

The New York State Public Service Commission (NYSPSC) adopted an incentive plan to regulate our services effective March 1, 2002. The plan provides pricing flexibility, adopts new service quality standards and does not restrict our earnings. The plan will expire in 2004, except that the service quality provisions of the plan will expire in 2005.

The plan:

•	Permits us to increase our retail rates by 3% of our intrastate revenues per year in each of the two years of the plan, but limits any increase on residence service first lines to $1.85 in 2002 and $.65 in 2003, and freezes rates and lowers service connection charges for low income consumers;

•	Establishes state-wide service quality standards, with the potential for customer credits and restrictions on our pricing flexibility if we fail to meet those standards;

•	Establishes that the rates provided in the NYSPSC’s January 2002 order on pricing of UNEs will remain in effect for the duration of the plan; and

•	Requires us to transition to generally accepted accounting principles accounting for preparing financial statements for regulatory purposes, over a three-year period.

As of May 31, 2003, the NYSPSC suspended our pricing flexibility under the incentive plan for failure to meet the requisite service quality standards as discussed above.

Collective Bargaining Agreement

Associate employees wages, pension and other benefits are determined under contract with unions representing our associate employees. Approximately 85% of our employees are covered by a collective bargaining agreement. On August 2, 2003, the collective bargaining agreement with the unions representing our employees expired. As of 8:00 a.m. on August 12, 2003, those employees have worked without a new contract since the previous contract expired and we continued to negotiate a new agreement with the unions. Once a proposed settlement is reached, it is subject to ratification by the unions’ members.

Verizon New York Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Verizon New York Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	18	Ernst & Young LLP preferability letter.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2003.

Verizon New York Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon New York Inc.

Date: August 12, 2003	By	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2003.

Verizon New York Inc.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

18	Ernst & Young LLP preferability letter.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.